Form 10-Q
period 2009-06-30
KENSINGTON LEASING, LTD.
filed 2009-08-14
CIK 1454010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

___

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

___

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

Kensington Leasing, Ltd.

(Name of small business issuer specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	000-53559 Commission File No.	80-0214025 (I.R.S. Employer Identification No.)

646 W. Highland Avenue Redlands, CA (Address of principal executive offices)		92373 (Zip Code)

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

As of June 30, 2009, the issuer had 1,313,000  shares of common stock outstanding.

Transitional Small Business Disclosure Format:     Yes   ☐     No   ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Report on form 10, as amended, previously filed with the Commission.

Kensington Leasing, Ltd. (A Development Stage Company) Balance Sheet June 30, 2009
ASSETS

Cash	$ - 0-

TOTAL ASSETS	- 0-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Due to related parties	5,000
Total Liabilities	5,000
Stockholders’ Equity (Deficit)
Common stocks, $.001 par value
Authorized shares; 100,000,000
Issued and outstanding shares; 1,313,000	1,313
Paid in capital	11,532

Deficit accumulated during exploration stage	(17,845)

Total Stockholders' Equity (Deficit)	(5,000)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -0-

See notes to financial statements

Kensington Leasing, Ltd. (A Development Stage Company) Statement of Operations

	Period Ended June 30, 2009	From June 27, 2008 (Inception) to June 30, 2009

Income	$ --	$ -

Operating Expenses
General and Administrative	--	845
Legal	--	17,000
Total Expenses	--	17,845

Ordinary income (loss)	--	(17,845)

Net income (loss)	$ --	$ (17,845)

Earnings (loss) per share	$ --	$ (.01)

Weighted average shares outstanding	1,313,000	1,313,000

Kensington Leasing, Ltd. (A Development Stage Company) Statement of Cash Flows

	Period Ended June 30, 2009	From June 27, 2008 (Inception) to June 30, 2009
Cash Flows from operating activities
Net Loss	$ --	$ (17,845)
Less stock issued for services	--	12,845
Total cash used in operations	--	(5,000)
Loans from related parties	--	5.000

Cash flows from financing activities
Loans from related parties	--	5,000
Total cash from financing activities	--	5,000
INCREASE (DECREASE) IN CASH	--	--

BEGINNING CASH	--	--
ENDING CASH	$ --	$ --

See notes to financial statements

Kensington Leasing, Ltd. (An Exploration Stage Company) Statement of Stockholder's Equity (Deficit) For the period from June 27, 2008 (Inception) to June 30, 2009

				Deficit
	Number of	Common		Accumulated
	Shares	Stock at	Paid in	During
	Outstanding	Par Value	Capital	Exploration Stage
Beginning balance	0	0	0	0

Stocks issued for services	20,000	20	0

Net loss December 31, 2008				(5,020)

Balance at December 31, 2008	20,000	20	0	(5,020)

Stocks issued for cash	12,825	13	12,812

Net loss June 30, 2009				(12,825)
Effect of 40 – 1 forward stock split	1,280,175	1,280	-1,280
Balance at June 30, 2009	1,313,000	$ 1,313	$ 11,532	$ (17,845)

See notes to financial statements

Kensington Leasing, Ltd.

(An Exploration Stage Company)

Notes to Financial Statements

For the period ended June 30, 2009

NOTE 1:   HISTORY OF OPERATIONS

Kensington Leasing, Ltd. was incorporated on June 27, 2008 in the State of Nevada.  The Company has a plan of operations to lease specialized computer equipment and provide support services for professionals.

NOTE 2:   CONTINUED EXISTENCE

The Company has not generated any significant revenue during the period ended June 30, 2009 and has funded its operations primarily through the issuance of equity. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

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

Fair Value of Financial Instruments.

The carrying amounts for the Company’s cash, accounts payable, accrued liabilities and current portion of long term debt approximate fair value due to the short-term maturity of these instruments.

Income Taxes.

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

Earnings (Loss) Per Share.

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

NOTE 6:  FORWARD SPLIT

Effective May 1, 2009 the Company effected a 40-1 forward split of its common share capital.

NOTE 7:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time the June 30, 2009 Form 10Q was filed with the Securities and Exchange Commission on August 15, 2009 which is the date the financial statements were issued.  No events have occurred subsequent to June 30, 2009 that require disclosure or recognition in these financial statements.

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

No Comparable Information

There is no comparable historic financial information for the current quarter ended June 30, 2009 and the quarter ended June 30, 2008.  Therefore, the Company has included a discussion of its plan of operations.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended June 30, 2009, included in this Form 10Q.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended June 30, 2009.

Income Taxes.

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

Earnings (Loss) Per Share.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended June 30, 2009, the Company had no revenue.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009, sufficient procedures over financial reporting existed which management believes are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company’s stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission which may affect the market for our common stock.

The penny stock rules require brokers to take the following actions before effecting any transaction in a penny stock:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued by Kensington Leasing, Ltd. within the past three years and were not registered under the Securities Act:

In June 2008, 20,000 shares of common stock (pre-split) were issued to officer and director Angelique de Maison, pursuant to Section 4(2) of the Securities Act of 1933.

In January through February 2009, 12,825 shares of common stock (pre-split) were sold to investors pursuant to Regulation D, Rule 504, registered in the State of Illinois as a Small Corporate Offering, in New York pursuant to Form M-11, and in California, pursuant to Section 25102(n) of the Corporations Code.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Subsequent Events

None.

Item 6. Other Information

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

Item 7. Exhibits and Reports on Form 8-K

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Report on Form 8-K:

Report on Form 8-K are as follows:  7/2/09 appointment of officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2009	Kensington Leasing, Ltd. By: Angelique de Maison Angelique de Maison Chief Executive Officer and Director