Form 10-Q
period 2009-09-30
KENSINGTON LEASING, LTD.
filed 2009-11-18
CIK 1454010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

___

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of September 30, 2009, the issuer had 1,313,000 shares of common stock outstanding.

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

Kensington Leasing, Ltd. (A Development Stage Company) Balance Sheet September 30, 2009
ASSETS

Cash	$ --

TOTAL ASSETS	--

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Notes payable	10,620
Accrued interest	77
Due to related parties	5,000
Total Liabilities	15,697
Stockholders’ Equity (Deficit)
Common stocks, $.001 par value
Authorized shares; 100,000,000
Issued and outstanding shares; 1,313,000	1,313
Paid in capital	11,512

Deficit accumulated during development stage	(28,522)

Total Stockholders' Equity (Deficit)	(15,697)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ --

See notes to financial statements

Kensington Leasing, Ltd.
(An Exploration Stage Company)
Statement of Operations

	For the three months ended Sept. 30, 2009	For the six months ended Sept. 30, 2009	From June 27, 2008 (Inception) to Sept. 30, 2009

Income	$ -	$ -	$ -

Operating expenses
General and administrative	600	1,445	1,445
Legal and accounting	5,000	22,000	27,000
Total expenses	5,600	23,445	28,445

Ordinary income (loss)	(5,600)	(23,445)	(28,445)

Interest Income (expense)	(77)	(77)	(77)
Net income (loss)	$ (5,677)	$ (23,522)	$ (28,522)

Loss per share	$ (0.00)	$ (0.02)	$ (0.03)

Weighted average common shares	1,313,000	1,211,527	1,043,703

See notes to financial statements

Kensington Leasing, Ltd.
(An Exploration Stage Company)
Statement of Cash Flows

	For the three months ended Sept. 30, 2009	For the six months ended Sept. 30, 2009	From June 27, 2008 (Inception) to Sept. 30, 2009

Net Loss	$ (5,677)	$ (23,522)	$ (28,522)

Total cash used in operations

Cash from financing activities

Stock offering	--	12,825	12,825
Notes payable	--	--	--
Accrued Interest	77	77	77
Loans from related parties	5,600	10,620	15,620

Total cash from financing activities	5,677	23,522	28,522

INCREASE (DECREASE) IN CASH	-	-	-

BEGINNING CASH	-	-	-

ENDING CASH	$ -	$ -	$ -

See notes to financial statements

Kensington Leasing, Ltd.

(An Exploration Stage Company)

Notes to Financial Statements

For the period ended September 30, 2009

NOTE 1:   HISTORY OF OPERATIONS

Kensington Leasing, Ltd. was incorporated on June 27, 2008 in the State of Nevada.  The Company has a plan of operations to lease specialized computer equipment and provide support services for professionals.

NOTE 2:   CONTINUED EXISTENCE

The Company has not generated any significant revenue during the period ended September 30, 2009 and has funded its operations primarily through the issuance of equity. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

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

Income Taxes.

Accounting Standards Codification Topic No. 740 “Income Taxes” (ASC 740) requires the asset and liability method of accounting be used for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share.

Per Accounting Standards Codification Topic 260 “Earnings Per Share” (ASC 260), basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

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

During the three months ended September 30, 2009 Ms. de Maison loaned the company a total of $5,600 for operating expenses at an interest rate of 10% per year.

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

No Comparable Information

There is no comparable historic financial information for the current quarter ended September 30, 2009 and the quarter ended September 30, 2008.  Therefore, the Company has included a discussion of its plan of operations.

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

Because it has taken longer than anticipated to launch the Company’s leasing business, the Company has elected to investigate additional lines of business while continuing to follow the current business plan.  One such line of business is online greeting and gift cards.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended September 30, 2009, included in this Form 10Q.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended September 30, 2009.

Income Taxes

Accounting Standards Codification Topic No. 740 “Income Taxes” (ASC 740) requires the asset and liability method of accounting be used for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share

Per Accounting Standards Codification Topic 260 “Earnings Per Share” (ASC 260), basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended September 30, 2009, the Company had no revenue.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, sufficient procedures over financial reporting existed which management believes are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Subsequent Events

The Company has looked at subsequent events through November 17, 2009 and has included all subsequent events in this section.

In November 2009 the Company agreed to purchase the URL www.sendaprayer.com from CEO, Angelique de Maison for 3,000,000 shares of the Company’s stock.  The purchase of this URL will allow the Company to potentially expand the business into online greeting and gift cards.

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

Reports on Form 8-K:

Reports on Form 8-K are as follows:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2009	Kensington Leasing, Ltd..

By: Angelique de Maison Angelique de Maison Chief Executive Officer and Director