Form 10-K
period 2009-12-31
KENSINGTON LEASING, LTD.
filed 2010-04-15
CIK 1454010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 000-53559

KENSINGTON LEASING, LTD.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	000-53559 Commission File No.	80-0214025 (I.R.S. Employer Identification No.)

565 Walnut Avenue Redlands, CA (Address of principal executive offices)		92373 (Zip Code)

Registrant’s telephone number, including area code 909-708-4303

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Name of each exchange on which registered

         None

                 None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value

(Title of class)

Indicate by check mark is the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes       X     No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes       X     No

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K(section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of this From 10-K or any amendment to this Form 10-K.

       Yes         No

Indicate by checkmark wither the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer ____

Non-accelerated filer ___ ( Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

         Yes        X     No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter was: $5,691,000

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 31, 2010 was 1,313,000 shares.

PART I

Item

1.

BUSINESS

Business Development

The Company was incorporated in Nevada on June 27, 2008.  The Company’s fiscal year end is December 31.  The Company has never been in bankruptcy, receivership or any similar proceeding.

Business

The company plans to specialize in leasing equipment to a select clientele. The company has chosen to support the legal, medical and real estate professional with high quality computer hardware and software so they can forget about shopping, understanding and buying the latest version of computer peripherals and concentrate on their business.  The company plans to keep its future customers abreast of the latest changes and support them with their hardware needs. The Company will also perform training and on-site maintenance through its hardware and software affiliates. In short, the Company takes the hardware burden from these professionals and supports them with one stop shopping and support for all their electronic and computer equipment.

The Company specializes in leasing information processing and communications equipment, principally to established, creditworthy customers, primarily in the real estate profession. The Company's leasing activities will be conducted primarily through equipment wholesalers.

Leasing Procedures

A typical transaction for the Company would take place, as follows:

The customer would receive an informational brochure from the Company outlining the leasing programs in place and would contact the Company who would discuss the program and refer the customer to a computer technical specialist for consultation on obtaining a custom package and eventual installation.  The Company will include the fees of the specialist for consultation and installation with the lease program.  Once the package is agreed upon and a price established, the specialist would have the customer complete a lease application and submit to the Company for a credit check. On obtaining a satisfactory credit report, the Company would prepare a lease contract, contact the individual for completion and order the required equipment.

The Company would pay the wholesaler on delivery to the customer at an agreed upon wholesale price. The Company's intentions are to hold the leases for their full terms and then to either sell the equipment to the customer at the price agreed upon in the original lease documents or to resell the equipment and enter into a new lease agreement on new state of the art equipment with the customer.

Equipment

The Company believes that the value of its equipment, and particularly equipment used in client/server network environments, is important to the original customer because the equipment often becomes "embedded" in the customer's mission critical operations. Therefore, the Company seeks to maximize the amount of equipment that is remarketed in place to the original customer, in order to realize the higher residual values that may result from such remarketing, compared to equipment sold or leased to a third party.

The information processing and communications equipment the Company will purchase for lease includes servers, desktop and laptop computers, display stations, file servers, printers, digital cameras, scanners, and palm computers. It provides personalized leasing options, fashioned to meet the needs of the professionals which it serves.

Lease Terms and Conditions

A majority of the Company's lease transactions will be net leases with a specified non-cancelable lease term. These non-cancelable leases have a "hell-or-high-water" provision which requires the lessee to make all lease payments under all circumstances. A net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. The lessee also has the responsibility of obtaining the additional items required under a net lease, such as maintenance and insurance. However, many of the Company's more creditworthy customers will be permitted to self insure against equipment losses.

Remarketing

The results of the remarketing process ultimately determine the degree of profitability of a lease transaction. The Company's remarketing strategy is to keep its equipment installed in place at the end of the initial lease term. Typically, remarketing equipment in place produces substantially better residual returns than equipment sold or leased to a third party at the end of the term of the original lease. Prior to the expiration of the original lease term, The Company initiates the remarketing process for the related equipment.

The Company attempts to maximize its revenues and residual return by focusing its efforts on keeping the equipment in place at the end of the initial lease term by:

•

Re-leasing it to the initial lessee for a specified term;

•

renting the equipment to the initial lessee on a month-to-month basis; or

•

selling the equipment to the initial lessee.

 If the Company is unsuccessful in keeping the equipment in place, it will attempt to sell or lease the equipment to a different customer, or sell the equipment to equipment brokers or dealers.  Although, the Company should be able to remarket in place a majority of its equipment coming off lease, no assurances can be given that this will be the case.

Marketing

The Company is founded on the idea that the customer will continue to lease from the Company over and over again. We will use a 14 and 16 percent lease rate, which is somewhat lower than other leasing companies, but we also count on the resale of used equipment and believe that our customers will return leased equipment after the lease period and in fact it is not unlikely that a customer could lease equipment over a thirty-year period through ten to fifteen leasing cycles. Another fact that will maintain our customer base is the training and support that will be offered by technical specialists as part of each lease.

Employees

We currently employ two management level employees.  The Company may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

The Company believes its relations with its employees are good.

Patents

The Company holds no patents for its products.

Government Regulation

Government approval is not necessary for the Company’s business and government regulations have a negligible effect on its business.

Competition

The Company will compete in the information processing and communications equipment leasing marketplaces with other independent leasing companies, captive lessors and bank affiliated lessors. Our business will be highly competitive, both with respect to obtaining and maintaining vendor program arrangements and providing lease financing to end-user customers.

The Company will compete with various independent leasing companies, such as Comdisco, Newcourt Financial and G.E. Capital, certain bank affiliated lessors, such as Leastec, and certain captive or "semi-captive" leasing companies, such as IBM Credit Corporation, Dell Financial Services and Compaq Capital.  All of our competitors have greater financial resources than Kensington Leasing, which has generated no revenue, and has limited assets and experience.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. The Company’s expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions, competitive factors, such as pricing and marketing efforts, and the pace and success of product research and development. These and other factors may cause expectations to differ.

Item

1A.

RISK FACTORS

We are subject to various risks which may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

We are a relatively young company with no operating history.

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

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Our common stock has recently been approved for quotation on the over the counter bulletin board.  However, it is thinly traded and the market is volatile and may be subject to penny stock rules. Our common stock is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

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

There is substantial doubt about our ability to continue as a going concern, which means that we may not be able to continue operations unless we obtain additional funding.

The report of our independent accountants on our December 31, 2009 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Item  2.   PROPERTIES

The Company’s properties are limited at the present time to its offices in Redlands, California. The Company considers its existing facilities to be adequate for its current needs.

Item  3.   LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened.

Item   4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item

5.

 MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED

                         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the over the counter bulletin board under the symbol "KNSL." The over the counter bulletin board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The over the counter Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.

The following table sets forth the high and low bid prices per share of our common stock for the periods indicated as reported on the over the counter bulletin board.

	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2009
Fourth Quarter	$7	$7
Third Quarter	7	5
Second Quarter-Stock unavailable for trading	0	0
First Quarter-Stock unavailable for trading	0	0

The quotes represent inter-dealer prices, without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders

As of December 31, 2009, there were 1,313,000 shares of common stock outstanding held by approximately 33 holders of record.

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow our business.

Penny Stock Status

The Company’s common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

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

4.

The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer would make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the Company's stock.

Unregistered Sales of Securities

The following securities were sold by the registrant during the past two fiscal years, that were not registered under the Securities Act:

On June 27, 2008, 20,000 shares of common stock were issued to Officer and Director Angelique de Maison, pursuant to Section 4(2) of the Securities Act of 1933.

In January through February 2009, 12,825 shares of common stock (pre-split) were sold to investors pursuant to Regulation D, Rule 504, registered in the State of Illinois as a Small Corporate Offering, in New York pursuant to Form M-11, and in California, pursuant to Section 25102(n) of the Corporations Code.

On November 29, 2009, Angelique de Maison and the Company entered into an asset purchase agreement, whereby Ms. de Maison gifted the URL, sendaprayer.com to the Company.

Item

 6.

SELECTED FINANCIAL DATA

The registrant is a Smaller Reporting Company, pursuant to Rule 229.10(f)(1), and is not required to report this information.  The financial statements of the issuer are attached.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

              RESULTS OF OPERATIONS.

The Company has focused since its inception on forming its corporate structure, developing its business plan and raising capital.  The Company is a development stage Company with a plan of operations as set forth below.

The Company plans to specialize in leasing equipment to a select clientele. The Company has chosen to support the legal, medical and real estate professional with high quality computer hardware and software so they can forget about shopping, understanding and buying the latest version of computer peripherals and concentrate on their business.  The Company plans to keep its future customers abreast of the latest changes and support them with their hardware needs. The Company will also perform training and on-site maintenance through its hardware and software affiliates. In short, The Company Leasing, Inc. takes the hardware burden from these professionals and supports them with one stop shopping and support for all their electronic and computer equipment.

The Company specializes in leasing information processing and communications equipment, principally to established, creditworthy customers, primarily in the real estate profession. The Company's leasing activities will be conducted primarily through equipment wholesalers.

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

Item

7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors.

Item

8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the company are attached as Exhibits to Item 15 and are hereby incorporated by reference

.

Item

9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

                        AND FINANCIAL DISCLOSURE

Since inception, there have been no changes of or disagreements with our independent accountants.

Item

9A.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, the Company has determined that its system of controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item

9A(T).

   CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.

In order to satisfy its responsibilities, management has instituted a procedure, whereby financial statements are prepared by the Company’s outside accountant,  reviewed by the Chief Financial Officer and Chief Executive Officer, distributed to the Board of Directors for review and comment, along with the Company’s books and records for the periods covered in the financial statements.  The financial statements are then presented to the Company’s independent registered public accounting firm for an independent review prior to the filing and disclosure of any financial information.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, the Company has determined that its system of controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Management had determined during the last fiscal year, that there were material weaknesses in its internal control over financial reporting procedures, and developed the current procedure to improve the internal procedures.

Item

9B.

OTHER INFORMATION

On May 1, 2009, the Company effected a 40-1 forward split of its common share capital.

PART III

Item

10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Angelique de Maison	38	CEO, Director
Michael T. Ryan	49	CFO, Director

Angelique de Maison.  Ms. de Maison has been the Chief Executive Officer and Director and Officer of the Company since inception.  From November 2006 through 2007 she served as Director of CIC Holding Company, Inc., a company whose securities trade on the Pink Sheets.  Ms. de Maison is an accomplished Real Estate Investor, Mortgage Banker, and a California Real Estate Licensee.

Michael T. Ryan.  On June 19, 2009, Mr. Ryan  was appointed Chief Financial Officer of the Company.  On March 30, 2010 Mr. Ryan was also appointed to the Board of Directors of the Company.  Since 1999, Mr. Ryan has been a partner at EHG Financial Planning Services, running a financial planning practice catering to the needs of small business owners and affluent individuals.  Mr. Ryan holds a Bachelor’s Degree in Human Resource Development with a minor in Business Management from Brigham Young University-Hawaii.  He is a Certified Financial Planner, and holds a Series 7 and California State securities license, and California life, health and disability insurance licenses.

Item

11.

EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all Officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Angelique de Maison, CEO	2008 2009	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0
Michael Ryan, CFO	2008 2009	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0

The Company has not entered into employment contracts with its Executive Officers.  There are no outstanding equity awards or options to Officers issued or outstanding, other than a purchase agreement in favor of Angelique de Maison to purchase up to 6,000,000 shares of common stock at the purchase price of $0.08 per share dated March 31, 2010.

The following table provides information concerning the compensation of the Directors of the Company for the past fiscal year:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Angelique de Maison	$0	$0	$0	$0	$0	$0	$0

There are no outstanding equity awards or options to Directors issued or outstanding.

Corporate Governance

The Board of Directors is committed to maintaining strong corporate governance principles and practices. The Board periodically reviews evolving legal, regulatory, and best practice developments to determine those that will best serve the interests of our shareholders.

Meetings and Attendance

Our Board of Directors is required by our by-laws to hold regularly scheduled annual meetings.  In addition to the annual meetings, it has the authority to call regularly scheduled meetings and special meetings by resolution.   Our Board met 1 time during the past fiscal year.  All incumbent Directors attended 100% or more of the Board meetings during the last fiscal year.

Nominations of Directors

There are no material changes to the procedures by which security holders may recommend nominees to the registrant’s Board of Directors.

Audit Committee

The Company does not have a standing audit committee, pursuant to section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The entire  Board of Directors serves the function of the audit committee.

Item

12.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                        MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each Executive Officer, Director and nominee, and by all Directors and Executive Officers as a group, and (ii) each beneficial owner of more than five percent of our outstanding common stock, in each case as of December 31, 2009. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class

Common Stock	Angelique de Maison 565 Walnut Avenue, Redlands, CA Beverly Hills, CA 90210	500,000	38.08%

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.

Item

13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                        INDEPENDENCE.

 On June 27, 2008, 20,000 shares of common stock were issued to Officer and Director Angelique de Maison, pursuant to Section 4(2) of the Securities Act of 1933.

On November 29, 2009, Angelique de Maison gifted the URL, sendaprayer.com to the Company.

Item

14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

We have not changed our independent accountants since inception.  Our independent accountant’s reports on the financial statements for the Registrant for the last two years of financial statements reported has not contained an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except for the fact that the accountant included an opinion that, due to the Registrant’s significant losses from operations and dependence on financing to continue its operations, there is doubt about the Registrant’s ability to continue as a going concern.

During the two most recent fiscal years, there have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the accountant, would have caused it to make reference to the subject matter of the disagreements in connection with the reports.

The Company does not have an audit committee.  The audit committee’s function is performed by the full Board of Directors.  The Board of Directors verified the following with respect to our independent accountants:

1.

The accountant is and has been in good standing within the jurisdiction of its practice.

2.

The accountant is a member in good standing of the Public Accountancy Oversight Board

           (PAOB).

3.

The accountant is capable of exercising objective and impartial judgment on all issues encompassed within its potential engagement, and that no member of the firm had any interest or relationship with any officer, director or principal shareholder.

Audit Fees

The aggregate fees billed since inception and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements is approximately the sum of $4,000 which all related to the review and audit of Company financial statements.

Tax Fees

No fees were paid to the former accountant for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

 No other fees were paid to the former accountant for any other services.

Item

15.

EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)

The following financial statements are filed as part of this Registration statement:

 Report of Independent Registered Certified Public Accountant

 Financial Statements

 Balance Sheet

 Statement of Operations

 Statement of Stockholders’ Equity

 Statement of Cash Flows

 Notes to Financial Statements

(b)

The following exhibits are filed as part of this Registration Statement:

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Kensington Leasing, Ltd..

We have audited the accompanying balance sheet of Kensington Leasing, Ltd., a development stage company, as of December 31, 2008 and 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for the period from June 27, 2008 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kensington Leasing, Ltd.  as of December 31, 2008 and 2009  and the related statements of operations, stockholders' equity (deficit) and cash flows for the  period from June 27, 2008 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations and has no sources of revenue that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC

    Gruber & Company, LLC

    Lake Saint Louis, Missouri

    April 14, 2010

Kensington Leasing, Ltd (An Development Stage Company) Balance Sheet
	December 31, 2009	December 31, 2008

ASSETS
Cash	$ --	$ --
Intangible assets	5,000	--
Total Non-current Assets	5,000	--

TOTAL ASSETS	5,000	--

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Liabilities
Notes payable	14,250	--
Accrued interest	327	--
Due to related parties	5,000	5,000
Total Liabilities	19,577	5,000

Stockholders’ Equity (Deficit)
Common stock, $.001 par value,
100,000,000 shares authorized, 1,313,000 and 800,000 shares
issued and outstanding at December 31, 2009 and December 31, 2008 respectively	1,313	800
Paid in capital	21,512	(800)
Deficit accumulated during development stage	(32,402)	(5,000)
Total Stockholders Equity (Deficit)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$ 10,000	--

See notes to financial statements

Kensington Leasing, Ltd. (An Development Stage Company) Statement of Operations
	For the three months ended December 31, 2009	For the year ended December 31, 2009	From June 27, 2008 (Inception) to December 31, 2009

Income	$ -	$ -	$ -

Operating expenses
General and administrative	600	2,045	2,045
Legal and accounting	8,050	25,030	30,030
Total expenses	8,650	27,075	32,075

Ordinary income (loss)	(8,650)	(27,075)	(32,075)

Interest income (expense)	(250)	(327)	(327)

Net income (loss)	$ (8,900)	$ (27,402)	$ (32,402)

Loss per share	$ (0.01)	$ (0.02)	$ (0.03)

Weighted average common shares	1,313,000	1,237,104	1,088,505

See notes to financial statements

Kensington Leasing, Ltd. (An Development Stage Company) Statement of Cash Flows

	For the three months ended December 31, 2009	For the year ended December 31, 2009	2008 (inception) to December 31, 2009

Net Loss	$ (8,900)	$ (27,402)	$ (32,402)

Total cash used in operations

Cash from financing activities

Stock offering	-	12,825	12,825
Notes payable	-	-	-
Accrued interest	250	327	327
Loans from related parties	8,650	14,250	19,250

Total cash from financing activities	8,900	27,402	32,402

INCREASE (DECREASE) IN CASH	-	-	-

BEGINNING CASH	-	-	-

ENDING CASH	$ -	$ -	$ -

See notes to financial statements

Kensington Leasing, Ltd. (An Development Stage Company) Statement of Stockholders Equity (Deficit) For the period from June 27, 2008 (inception) to December 31, 2009

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development Stage	Total Stockholders Deficit

Beginning balance	-	-	-	-	-

Stocks issued	800,000	800	(800)		-
Net loss December 31, 2008				(5,000)	(5,000)

Balance at December 31, 2008	800,000	800	(800)	(5,000)	(5,000)

Stocks issued for cash February 2009	513,000	513	12,312		12,825
Gift of intangible asset			5,000		5,000
Net loss December 31, 2009				(27,402)	(27,402)

Balance at December 31, 2009	1,313,000	1,313	16,512	(32,402)	(14,577)

See notes to financial statements

Kensington Leasing, Ltd.

(An Development Stage Company)

Notes to Financial Statements

For the period ended December 31, 2009

NOTE 1:   HISTORY OF OPERATIONS

Kensington Leasing, Ltd. was incorporated on June 27, 2008 in the State of Nevada.  The Company has a plan of operations to lease specialized computer equipment and provide support services for professionals.

NOTE 2:   CONTINUED EXISTENCE

The Company has not generated any significant revenue during the period ended December 31, 2009 and has funded its operations primarily through the issuance of equity. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

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

NOTE 4:  INTANGIBLES

The domain name sendaprayer.com is deemed to have an indefinite life and no amortization has been recorded.  The asset was received as a gift and was recorded at the cost paid by the giftor which was deemed to be fair value.

NOTE 5:  RELATED PARTY TRANSACTIONS

On June 27, 2008, 20,000 shares of common stock were issued to Officer/Director Angelique de Maison, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for setup costs and the Company’s business plan.

On November 29, 2009, Angelique de Maison gifted the URL, sendaprayer.com to the Company.  This asset has been recorded at the cost incurred by Ms. De Maison.

During the year ended December 31, 2009 Ms. de Maison loaned the Company a total of $14,250 for operating expenses at an interest rate of 10% per year.  She has loaned the Company a total of $19,250 since inception.

NOTE 6:  STOCK OFFERING

In January through February 2009, 12,825 shares of common stock (513,000 shares as split) were offered to investors pursuant to the company’s Regulation D, Rule 504 small corporate offering registered in the State of Illinois.

NOTE 7:  FORWARD SPLIT

Effective May 1, 2009 the Company effected a 40-1 forward split of its common share capital.

NOTE 8:  NEW ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued Statement 165, “Subsequent Events” (“SFAS 165”) [ASC 855], which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements. Statement 165 also requires disclosure regarding the date through which subsequent events have been evaluated. The Company adopted the provisions of Statement 165 as of December 31, 2009. The Company has evaluated subsequent events through the time this Form 10-K was filed with the Securities and Exchange Commission.  Events that occurred subsequent to December 31, 2009 that require disclosure or recognition in these financial statements are included it Note 9:  SUBSEQUENT EVENTS.

In June 2009, the FASB issued SFAS No. 166, “Accounting For Transfers of Financial Assets -- An Amendment Of FASB Statement No. 140” ("SFAS 166") [ASC860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” ("SFAS 167") [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after December 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the second quarter of fiscal 2010, and accordingly, this Form 10-K for the year ended December 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

NOTE 9:  SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time the December 31, 2009 Form 10K and has found the following events to report:

On March 30, 2010, the Company’s CFO, Michael T. Ryan, was appointed as a Director of the Company.

On March 31, 2010, the Company entered into a Securities Purchase Agreement, whereby it issued 6,000,000 shares of its common stock to officer and director Angelique de Maison, in a transaction not involving a public offering, in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933.  The shares were sold to Ms. de Maison at the price of $0.08 per share, for a total of $480,000 in cash.  There was no underwriter involved.  The Securities Purchase Agreement gives Ms. de Maison demand registration rights requiring the Company to file a registration statement to register the common stock under the Securities Act of 1933 upon 60 days notice to the Company and piggyback registration rights in the event the Company effects a public offering of its common stock for cash.

As part of the same transaction, the Company issued a promissory note to Ms. de Maison in exchange for a $520,000 loan to the Company, pursuant to Section 4(2) of the Securities Act of 1933.  The note bears interest at the rate of 10% per annum.  There was no underwriter involved.  There are no terms of conversion on the face of the note into any other securities of the company.

On April 9, 2010, the Company entered into an Option Purchase Agreement with Merrimen Investments, Inc. pursuant to which the Company concurrently sold to Merrimen for $200,000 an option to purchase up to 24,000,000 shares of our common stock.  The option has an exercise price of $0.08 per share, expires on April 8, 2011, and may be exercised on or after October 1, 2010.  Under the Option Purchase Agreement, Merrimen received demand registration rights and piggyback registration rights with respect to the shares it may acquire upon exercise of the option.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2010	KENSINGTON LEASING, LTD.
__/s/ Angelique de Maison_______ Angelique de Maison Chief Executive Officer