Form 10-Q
period 2010-03-31
KENSINGTON LEASING, LTD.
filed 2010-05-14
CIK 1454010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

___

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

___

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

Kensington Leasing, Ltd.

(Name of small business issuer specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	000-53559 Commission File No.	80-0214025 (I.R.S. Employer Identification No.)

565 Walnut Ave. Redlands, CA (Address of principal executive offices)		92373 (Zip Code)

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

As of March 31, 2010, the issuer had 7,313,000 shares of common stock outstanding.

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

Kensington Leasing, Ltd. (A Development Stage Company) Balance Sheet March 31, 2010
31-Mar-10
ASSETS

Cash	$ 346,805
Notes receivable	100,000
Prepaid expenses	2,380

Total Current Assets	449,185

Intangible assets	5,000
Total Non-current assets	5,000

TOTAL ASSETS	454,185

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Accounts payable	462
Notes payable	763
Accrued interest	327
Due to related parties	15,000
Total Liabilities	16,552
Stockholders’ Equity (Deficit)
Common stocks, $.001 par value
Authorized shares; 100,000,000
Issued and outstanding shares; 7,313,000	7,313
Paid in capital	490,512

Deficit accumulated during development stage	(60,193)

Total Stockholders' Equity (Deficit)	(437,632)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 454,185

See notes to financial statements

Kensington Leasing, Ltd. (A Development Stage Company) Statement of Operations

	For the three months ended March 31, 2010	From June 27, 2008 (Inception) to March 31, 2010

Income	$ -	$ -

Operating expenses
General and administrative	1,976	4,021
Legal and accounting	25,815	55,845
Total expenses	27,791	59,866

Ordinary income (loss)	(27,791)	(59,866)

Interest Income (expense)	--	(327)
Net income (loss)	$ (27,791)	$ (60,193)

Loss per share	$ (0.02)	$ (0.05)

Weighted average common shares	1,379,667	1,129,258

See Accompanying Notes to Financial Statements

Kensington Leasing, Ltd A Development Stage Company Statement of Cash Flows

	For the three months ended March 31, 2010	From June 27, 2008 (Inception) to March 31, 2010

Net Loss	$ 27,791)	$ (60,193)

Cash used in operations

Notes receivable	(100,000)	(100,000)
Accounts Payable	462	$ 462
Prepaid expenses	(2,380)	$ (2,380)

Cash from financing activities:

Stock offering	480,000	492,825
Accrued Interest		327
Loans from related parties	(3,487)	15,763

Total cash from financing activities	476,513	508,915

INCREASE (DECREASE) IN CASH	346,805	346,805

BEGINNING CASH	-	-

ENDING CASH	$ 346,805	$ 346,805

See Accompanying Notes to Financial Statements

Kensington Leasing, Ltd.

(A Development Stage Company)

Notes to Financial Statements

For the period ended March 31, 2010

NOTE 1:   HISTORY OF OPERATIONS

Kensington Leasing, Ltd. was incorporated on June 27, 2008 in the State of Nevada.  The Company has a plan of operations to lease specialized computer equipment and provide support services for professionals.

NOTE 2:   CONTINUED EXISTENCE

The Company has not generated any significant revenue during the period ended March 31, 2010 and has funded its operations primarily through the issuance of equity. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

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

During the year ended December 31, 2009 Ms. de Maison loaned the Company a total of $14,250 for operating expenses at an interest rate of 10% per year.  The outstanding balance was $763 at March 31, 2010.  Ms. de Maison also loaned the Company a total of $5,000 for start-up costs at zero interest.  The outstanding balance was $5,000 at March 31, 2010.

On March 31, 2010, the Company entered into a Securities Purchase Agreement, whereby it issued 6,000,000 shares of its common stock to officer and director Angelique de Maison, in a transaction not involving a public offering, in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933.  The shares were sold to Ms. de Maison at the price of $0.08 per share, for a total of $480,000 in cash.  There was no underwriter involved.  The Securities Purchase Agreement gives Ms. de Maison demand registration rights requiring the Company to file a registration statement to register the common stock under the Securities Act of 1933 upon 60 days notice to the Company and piggyback registration rights in the event the Company effects a public offering of its common stock for cash with respect to all shares of Common Stock that she owns (including the shares acquired under the Agreement).

In addition, under the Agreement, Ms. de Maison agreed to purchase from us, subject to certain conditions, upon our demand at any time on or prior to March 31, 2011, a note in the amount $520,000.  The note would be unsecured, would not be convertible, would bear interest at the rate of 10% per annum, payable quarterly, and would be due and payable on March 31, 2012.   There was no underwriter involved.

NOTE 6:  STOCK OFFERING

In January through February 2009, 12,825 shares of common stock (513,000 shares as split) were offered to investors pursuant to the company’s Regulation D, Rule 504 small corporate offering registered in the State of Illinois.

NOTE 7:  FORWARD SPLIT

Effective May 1, 2009 the Company effected a 40-1 forward split of its common share capital.

NOTE 8:  NEW ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued Statement 165, “Subsequent Events” (“SFAS 165”) [ASC 855], which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements. Statement 165 also requires disclosure regarding the date through which subsequent events have been evaluated. The Company adopted the provisions of Statement 165 as of December 31, 2009. The Company has evaluated subsequent events through the time this Form 10-Q was filed with the Securities and Exchange Commission.  Events that occurred subsequent to March 31, 2010 that require disclosure or recognition in these financial statements are included it Note 9:  SUBSEQUENT EVENTS.

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

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after December 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the second quarter of fiscal 2010, and accordingly, our Form 10-K for the year ended December 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

NOTE 9:  SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time this March 31, 2010 Form 10Q was filed and has found the following events to report:

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

On May 7, 2010, the Company purchased the rights to 66,000 shares of stock in Lenco Mobile, Inc. (LNCM.PK) held as security on a note payable from Kensington & Royce, Ltd. for $137,500.   The value of these shares on the date of purchase at the closing price of $5.99 per share was $395,340.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Report on Form 10 for the period ended December 31, 2008, as amended, and the Company’s Report on Form 10K for the period ended December 31, 2009 both filed with the Securities and Exchange Commission.

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

No Comparable Information

There is no comparable historic financial information for the current quarter ended March 31, 2010 and the quarter ended March 31, 2009.  Therefore, the Company has included a discussion of its plan of operations.

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

The Company will specialize in leasing information processing and communications equipment, principally to established, creditworthy customers, primarily in the real estate and legal professions. The Company's leasing activities will be conducted primarily through equipment wholesalers.

The Company has sought to expand and diversify its plan of operations into other areas of computer as well as online products and services.  The first area being investigated is online prepaid digital support services.  The second is online greeting and gift cards.

In furtherance of this expansion plan, on March 10, 2010 the Company signed a letter of intent with the holding company of Allianex, LLC to acquire 100% of their outstanding shares in a stock and cash transaction.  This transaction is expected to close on or about May 17, 2010.

Allianex provides its global distribution sales channels the ability to effectively market a turnkey package of computer and digital support services and software, including live expert PC or Mac assistance, and a suite of security and optimization products.  Allianex’s clients can offer consumers the right access to these essential computer protection services.

Allianex clients and markets include a roster of the top retail store aggregators, direct selling companies, affinity groups, agents, and national associations.

On March 31, 2010, the Company received and influx of working capital to execute its current plan of operations, by entering into a  Securities Purchase Agreement with officer and director Angelique de Maison, whereby the Company issued 6,000,000 shares of its common stock to Ms. de Maison, in exchange for total of $480,000 in cash.  In addition, under the Agreement, Ms. de Maison agreed to purchase from the Company, subject to certain conditions, upon our demand at any time on or prior to March 31, 2011, a note in the amount $520,000.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Registration Statement. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended March 31, 2010, included in this Form 10Q.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended March 31, 2010.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended March 31, 2010, the Company had no revenue.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, sufficient procedures over financial reporting existed which management believes are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 4T: Controls and Procedures

This item is not applicable because this is not an annual report for a fiscal year ending on or after September 30, 2007 but before December 15, 2008.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company is, and in the future may be, subject to various disputes, claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, employment and other matters, which could involve substantial amounts of damages. In the opinion of management, any liability related to any such known proceedings would have a material adverse effect on the business or financial condition of the Company.  Additionally, from time to time, we may pursue litigation against third parties to enforce or protect our rights under our contracts, trademarks, trade secrets and intellectual property rights generally.  At the present time, the Company is not the subject of any lawsuits or claims.

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

Our board of directors has the ability to exercise significant influence over matters submitted for stockholder approval and their interests may differ from other stockholders.

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

In January through February 2009, 12,825 shares of common stock (pre-split) which were registered in a small corporate offering in the State of Illinois, were sold to investors in New York and qualified investors in California and Texas, pursuant to Regulation D, Rule 504.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Subsequent Events

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time the March 31, 2010 Form 10Q and has found the following events to report:

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

On May 7, 2010, the Company purchased the rights to 66,000 shares of stock in Lenco Mobile, Inc. (LNCM.PK) held as security on a note payable from Kensington & Royce, Ltd. for $137,500.   The value of these shares on the date of purchase at the closing price of $5.99 per share was $395,340.

Item 6. Other Information

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

Reports on Form 8-K:

Reports on Form 8-K:

April 15, 2010

Report 8-K Current Report Items 1.01, 3.02, and 9.01

April 15, 2010

Report 8-K/A Current Report Items 1.01 and 5.02

April 5, 2010

Report 8-K Current Report Items 3.02, 5.01, and 9.01

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2010	KENSINGTON LEASING, LTD.

By: Angelique de Maison Angelique de Maison Chief Executive Officer and Director