Form 10-Q/A
period 2010-03-31
KENSINGTON LEASING, LTD.
filed 2010-08-18
CIK 1454010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Kensington Leasing, Ltd. (A Development Stage Company) Balance Sheet March 31, 2010
31-Mar-10
ASSETS

Cash	$ 346,805
Notes receivable	100,000
Prepaid expenses	2,380

Total Current Assets	449,185

Intangible assets	5,000
Total Non-current assets	5,000

TOTAL ASSETS	454,185

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Accounts payable	462
Notes payable	763
Accrued interest	327
Due to related parties	15,000
Total Liabilities	16,552
Stockholders’ Equity (Deficit)
Common stocks, $.001 par value
Authorized shares; 100,000,000
Issued and outstanding shares; 7,313,000	7,313
Paid in capital	490,512

Deficit accumulated during development stage	(60,193)

Total Stockholders' Equity (Deficit)	437,632
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 454,185

See notes to financial statements

Kensington Leasing, Ltd. (A Development Stage Company) Statement of Operations

	For the three months ended March 31, 2010	From June 27, 2008 (Inception) to March 31, 2010

Income	$ -	$ -

Operating expenses
General and administrative	1,976	4,021
Legal and accounting	25,815	55,845
Total expenses	27,791	59,866

Ordinary income (loss)	(27,791)	(59,866)

Interest Income (expense)	--	(327)
Net income (loss)	$ (27,791)	$ (60,193)

Loss per share	$ (0.02)	$ (0.05)

Weighted average common shares	1,379,667	1,129,258

See Accompanying Notes to Financial Statements

Kensington Leasing, Ltd A Development Stage Company Statement of Cash Flows

	For the three months ended March 31, 2010	From June 27, 2008 (Inception) to March 31, 2010

Net Loss	$ 27,791)	$ (60,193)

Cash used in operations

Notes receivable	(100,000)	(100,000)
Accounts Payable	462	$ 462
Prepaid expenses	(2,380)	$ (2,380)

Cash from financing activities:

Stock offering	480,000	492,825
Accrued Interest		327
Loans from related parties	(3,487)	15,763

Total cash from financing activities	476,513	508,915

INCREASE (DECREASE) IN CASH	346,805	346,805

BEGINNING CASH	-	-

ENDING CASH	$ 346,805	$ 346,805

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