Form 10-Q
period 2010-08-23
KENSINGTON LEASING, LTD.
filed 2010-08-23
CIK 1454010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

Commission File Number: 000-53559

Kensington Leasing, Ltd.
(Name of small business issuer specified in its charter)

Nevada	80-0214025
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1005 S. Center St.
Redlands, CA	92373
(Address of principal executive offices)	(Zip Code)

(909) 708-3708
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files). Yes  ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, anon –accelerated filer, or a smaller reporting company.   See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

As of June 30, 2010, the issuer had 7,888,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format:     Yes  ☒    No   ☐

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Annual Report on Form 10-K, as amended, previously filed with the Commission.

Kensington Leasing, Ltd.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Cash	$191,632	$—
Notes receivable	47,421	—
Inventory	39,656	—
Investments	376,135	—
Prepaid expenses	10,045	—
Total Current Assets	664,890	—

Fixed asset, net	36,744	—
Intangible assets	231,858	5,000
Total Non-Current Assets	268,602	5,000

TOTAL ASSETS	933,492	5,000

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Accounts payable	91,878	—
Notes payable	38,263	14,250
Accrued interest	327	327
Due to related parties	222,338	5,000
Total Liabilities	352,806	19,577

Stockholders' Equity
Common stock, $.001 par value, 100,000,000 shares authorized, 7,888,000 and 1,313,000 shares issued and outstanding respectively	7,888	1,313
Paid in capital	535,937	16,512
Other comprehensive income	100,105	—
Net income accumulated during development stage	(63,244)	(32,402)
Total Stockholders Equity	580,686	(14,577)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$933,492	$5,000

See notes to financial statements

Kensington Leasing, Ltd.
 (A Development Stage Company)
Unaudited Consolidated Statements of Operations

	For the three months ended June 30, 2010	For the six months ended June 30, 2010	From June 27, 2008 (Inception) to June 30, 2010
Income	$4,071	$4,071	$4,071

Operating expenses
General and administrative	54,600	56,576	58,621
Legal and accounting	67,523	93,338	123,368
Total expenses	122,123	149,913	181,988

Ordinary income (loss)	(118,051)	(145,842)	(177,917)

Other income (loss)	115,000	115,000	114,673

Net income (loss)	$(3,051)	$(30,842)	$(63,244)

Loss per share	$(0.00)	$(0.02)	$(0.06)

Weighted average common shares	1,379,667	1,379,667	1,129,258

Statements of Comprehensive Income

	For the three months ended June 30, 2010	For the six months ended June 30, 2010	From June 27,2008 (Inceptionto June 30, 2010 )

Net income	$(3,051.49)	$(30,842.18)	$(63,244.18)

Unrealized gains on available-for-sale securities	100,105	100,105	100,105

Total comprehensive income	$97,054	$69,263	$36,861

See notes to financial statements

Kensington Leasing, Ltd.
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows

	For the six months ended June 30, 2010	From June 27, 2008 (Inception) to June 30, 2010
Net income/(loss)	$(30,842)	$(63,244)

Non-cash transactions to reconcile cash used in operations
Depreciation	$679	$679
Common stock issued for asset and intangibles	575	575
Unrealized gain on stock held for sale	100,105	100,105
APIC on Allianex transaction	45,425	45,425
Cash used in operations
Notes receivable	(47,421)	(47,421)
Inventory	(39,656)	(39,656)
Accounts payable	91,878	91,878
Prepaid expenses	(10,045)	(10,045)

Total cash from operations	110,698	78,296

Cash flows from investing activities
Investments	(376,135)	(376,135)
Purchases of property and equipment	(37,423)	(37,423)
Purchases of intangibles	(226,858)	(226,858)

Total cash used in investing activites	(640,417)	(640,417)

Cash from financing activities
Stock offering	480,000	492,825
Notes payable	24,013	24,013
Accrued interest	327
Loans from related parties	217,338	236,588

Total cash from financing activities	721,351	753,753

INCREASE IN CASH	191,632	191,632

BEGINNING CASH	—	—

ENDING CASH	$191,632	$191,632

See notes to financial statements

Kensington Leasing, Ltd.
(a development stage company)
Notes to Consolidated Financial Statements
For the period ended June 30, 2010

NOTE 1:   HISTORY OF OPERATIONS

Kensington Leasing, Ltd. was incorporated on June 27, 2008 in the State of Nevada.  On June 4, 2010, the Company and its newly formed subsidiary Allianex Corp. completed the purchase of substantially all of the assets of Allianex, LLC, pursuant to an Asset Purchase Agreement, dated May 14, 2010.  The Asset Purchase Agreement was described  in greater detail in our Current Report on Form 8-K filed May 20, 2010.

The purchase price for the assets was $75,000 in cash, 575,000 shares of Kensington common stock and our assumption of Allianex, LLC’s trade payables.  In addition, we agreed to pay Allianex, LLC 25% of the earnings before interest, taxes, depreciation and amortization (EBITDA), of the newly formed Allianex Corp. from July 1, 2010 through June 30, 2013, payable quarterly but calculated on a cumulative basis.  The earn out payments will be made 25% in cash and 75% in Kensington common stock valued at the market price of the common stock on the last day of the quarter, provided that we may elect to pay in cash instead of common stock if the market price is less than $2.00 per share and Allianex, LLC may elect to receive cash instead of common stock if the market price is greater than $4.00 per share.  Subsequent to this purchase we have evaluated the estimated future earnings of Allianex Corp. and for the next three years and have determined that we are not anticipating making any earn out payments.  We will re-evaluate this determination quarterly.

Our primary business after the Allianex acquisition is the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices.  In addition to the Allianex acquisition, we currently intend to expand and diversify our business with the acquisition of other technology companies, as well as continuing to pursue our initial business plan of leasing specialized computer equipment and providing support services for professionals.

NOTE 2:   CONTINUED EXISTENCE

The Company has not generated any significant revenue during the period ended June 30, 2010 and has funded its operations primarily through the issuance of equity. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company, as described above, is in the business of the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices and leasing specialized equipment. There can be no assurance that the Company will be successful in its endeavors.

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.
The accompanying consolidated financial statements include the accounts of Kensington Leasing, Ltd. and its 100% wholly owned  subsidiary Allianex Corp.  All intercompany balances and transactions have been eliminated in consolidation.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Revenue Recognition.

Revenue is recognized net of indirect taxes, rebates and trade discounts and consists primarily of the sale of products, and services rendered.

Revenue is recognized in accordance with Codification Topic No. 605-10-S99 “Revenue Recognition” (ASC 605-10-S99) when the following criteria are met:

•	evidence of an arrangement exists;
•	delivery has occurred or services have been rendered and the significant risks and rewards of ownership have been transferred to the purchaser;
•	transaction costs can be reliably measured;
•	the selling price is fixed or determinable; and
•	collectability is reasonably assured.

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

Fair Value of Financial Instruments.
The carrying amounts for the Company’s cash, investments, accounts payable, accrued liabilities and current portion of long term debt approximate fair value due to the short-term maturity of these instruments.

Other Comprehensive Income.
We follow Accounting Standards Codification Topic No. 220, "Comprehensive Income" (ASC 220). This statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include unrealized gains and losses on available-for-sale securities.

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

NOTE 4:  ALLIANEX ACQUISITION

In June of 2010 we issued 575,000 restricted shares of our common stock to Sumercom, LLC (formerly Allianex LLC) at a third party valuation of $.08 per share and $75,000 in cash for a total consideration paid of $121,000.  The assets we acquired from Allianex included principally: fixed assets (recorded at net book value of $37,423); intangible assets consisting of contracts and relationships with a network of retail aggregator partners, affinity groups and direct selling companies, and a call center; as well as a worldwide license to use, exploit, market, sell and distribute certain software products to the purchasers of prepaid cards (recorded at a value of $183,577) and liabilities assumed consisting of accounts payable of $100,000.

NOTE 5:  INVESTMENTS

Investments consist of funds invested in the stock market as well as private purchases of publicly traded companies’ stock.  Investments held in brokerage accounts are valued at the ending value in the brokerage account at June 30, 2010.  Private purchases are valued at the fair market value of the stock at June 30, 2010.  Investment values are stated at fair value with unrealized gains or losses recorded as other comprehensive income or expense accordingly.

NOTE 6:  FIXED ASSETS

The Company acquired fixed assets with a net book value of $37,423 when it acquired the assets of Allianex, LLC in June 2010.  The assets will be amortized over their remaining useful lives averaging 55 months.  Depreciation expense for the three and six months ended June 30, 2010 was $679.

NOTE 7: INTANGIBLES

The domain name sendaprayer.com is deemed to have an indefinite life and no amortization has been recorded.  The asset was received as a gift and was recorded at the cost paid by the giftor which was deemed to be fair value.

In accordance with Accounting Standards Codification Topic 350-20 "Intangibles - Goodwill and Other" (ASC 350-20) intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows of the entity (useful lives). The amortization method should reflect the pattern in which the asset's economic benefits are consumed by the entity. If the pattern cannot be determined, the straight-line method is used. The identified intangible assets recorded in connection with the Allianex asset acquisition will be amortized over their estimated useful lives of five years.  Since the intangible assets had not been put in service as of June 30, 2010 no amortization has been recorded.  Amortization will begin on July 1, 2010.

NOTE 8: RELATED PARTY TRANSACTIONS

On June 27, 2008, 20,000 shares of common stock were issued to Officer/Director Angelique de Maison, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for setup costs and the Company’s business plan.

On November 29, 2009, Angelique de Maison gifted the URL, sendaprayer.com to the Company.  This asset has been recorded at the cost incurred by Ms. de Maison.

During the year ended December 31, 2009 Ms. de Maison loaned the Company a total of $14,250 for operating expenses at an interest rate of 10% per year.  The outstanding balance was $763 at June 30, 2010.  Ms. de Maison also loaned the Company a total of $5,000 for start-up costs at zero interest.  The outstanding balance was $0 at June 30, 2010.

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

In addition, under the Agreement, Ms. de Maison agreed to purchase from us, subject to certain conditions, upon our demand at any time on or prior to June 30, 2011, a note in the amount $520,000.  The note would be unsecured, would not be convertible, would bear interest at the rate of 10% per annum, payable quarterly, and would be due and payable on June 30, 2012.   There was no underwriter involved.

NOTE 9:  STOCK OFFERING

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

NOTE 10:  FORWARD SPLIT

Effective May 1, 2009 the Company effected a 40-1 forward split of its common share capital.

NOTE 11:  NEW ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued Statement 165, “Subsequent Events” (“SFAS 165”) [ASC 855], which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements. Statement 165 also requires disclosure regarding the date through which subsequent events have been evaluated. The Company adopted the provisions of Statement 165 as of December 31, 2009. The Company has evaluated subsequent events through the time this Form 10-Q was filed with the Securities and Exchange Commission.  Events that occurred subsequent to June 30, 2010 that require disclosure or recognition in these financial statements are included it Note 12:  SUBSEQUENT EVENTS.

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

NOTE 12:  SEGMENT INFORMATION

On May 20, 2010, we entered into an Asset Purchase Agreement with Allianex, LLC and on June 4, 2010 the purchase was completed.  In connection with the acquisition, Allianex, LLC transferred substantially all of its assets and liabilities to our newly formed subsidiary Allianex Corp.  We have historically been involved in a single industry, leasing, however, with this new subsidiary, we also became involved in the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices.  Therefore as of June 4, 2010 our products and operations are managed in two segments; the leasing segment and the prepaid card segment.  A segment is determined primarily by the method in which it delivers its products and services.  Selected information about our two operating segments for the six months ended June 30, 2010 is as follows:

	Revenue	Cost of Goods Sold	Gross Profit	Operating Expenses	Operating Income (Loss)
Leasing	$4,071	$—	$4,071	$22,720	$(18,649)
Prepaid Cards	—	—	—	16,179	(16,179)

Total operating segments	4,071	—	4,071	38,899	(34,828)

Corporate/eliminations				111,014	(111,014)

Total consolidated	$4,071	$—	$4,071	$149,913	$(145,842)

Management reviews the Company’s assets on a consolidated basis because it is not meaningful to allocate assets to the various segments.  Management evaluates segment performance based on revenues and operating income.  The Company does not allocate income taxes or charges determined to be non-recurring in nature.

Both the leasing segment and the prepaid card segment primarily operate in the United States.

NOTE 13:  SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time this June 30, 2010 Form 10Q was filed and has found the following events to report:

On August 17, 2010 the Company signed a letter of intent with Wealth Makers, Ltd. to acquire 100% of their outstanding shares in a stock transaction.  The closing of the transaction is subject to a number of conditions, and is anticipated to occur in late September or early October.

WealthMakers, a privately held Wyoming corporation, is a web-based predictive research technology company that connects to automated trading platforms for stocks, indexes, bonds, options, commodities and currencies and can trade in up to 80 markets around the world in a single universal account provided by a leading online broker.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 and the Company’s Current Report on Form 8-K filed on June 10, 2010, as amended both filed with the Securities and Exchange Commission.

Forward Looking Statements

This discussion and the accompanying financial statements (including the notes thereto) may contain “forward-looking statements” that relate to future events or our future financial performance, which are made pursuant to the safe harbor provisions of the Securities Exchange act of 1934, as amended. The forward looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 and the Company’s Current Report on Form 8-K filed on June 10, 2010, as amended.  For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

No Comparable Information

There is no comparable historic financial information for the current quarter ended June 30, 2010 and the quarter ended June 30, 2009.  As previously disclosed, on May 20, 2010, we entered into an Asset Purchase Agreement with Allianex, LLC and on June 4, 2010 the purchase was completed.  In connection with the acquisition, Allianex, LLC transferred substantially all of its assets and liabilities to our newly formed subsidiary Allianex Corp.  We have historically been involved in a single industry, leasing, however, with this new subsidiary, we also became involved in the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices.   In light of these changes, we do not believe that the historic financial information of the Company enhances the reader’s ability to assess the material changes in financial condition and results of operations as compared to the previous fiscal year.  Further discussion of the historic financial information of Allianex, LLC is included in our Current Report on Form 8-K filed on June 10, 2010, as amended.  Therefore, the Company has included a discussion of its plan of operations.

Plan of Operations

Kensington Leasing, Ltd. (“The Company”) initially planned to specialize in leasing equipment to a select clientele. The Company has chosen to support the legal, medical and real estate professional with high quality computer hardware and software so they can forget about shopping, understanding and buying the latest version of computer peripherals and concentrate on their business.  The Company plans to keep its future customers abreast of the latest changes and support them with their hardware and software needs. The Company will also perform training and on-site maintenance through its hardware and software affiliates. In short, The Company takes the hardware burden from these professionals and supports them with one stop shopping and support for all their electronic and computer equipment.

Because it has taken longer than anticipated to launch the Company’s leasing business, the Company elected to investigate additional lines of business while continuing to follow the current business plan.  One such line of business is online greeting and gift cards.  Another line of business is online prepaid computer and digital support services.

On June 4, 2010, the Company and its newly formed subsidiary Allianex Corp. completed the purchase of substantially all of the assets of Allianex, LLC (a provider of prepaid computer and digital support services), pursuant to an Asset Purchase Agreement, dated May 14, 2010.  This transaction was described in greater detail in our Current Report on Form 8-K filed June 10, 2010 as amended.

Allianex Business

Allianex is a development stage company that is developing a retail line of stored value cards for the purchase of technology support and security services for electronic devices.  Since its inception as Allianex LLC in 2004, Allianex’s operations have primarily consisted of establishing alliances with service providers, establishing relationships with distribution channels, and producing the software integration systems necessary to facilitate retail sale of the prepaid cards, for example the PIN activation system.

Through our Allianex Corp. subsidiary, we provide our global distribution sales channels the ability to effectively market a turnkey package of computer and digital support services and software, including live expert PC or Mac assistance, and a suite of security and optimization products.  Our clients can offer consumers the right access to these essential computer protection services.

Our clients and markets include a roster of the top retail store aggregators, direct selling companies, affinity groups, agents, and national associations.

Our business is based on a nexus of contracts by which we retain a supply of technology support and security services and then distribute such services by means of prepaid cards through retail store aggregators.

The retail channel works as follows:  A transaction occurs when a customer purchases a prepaid/gift card from a retailer who has contracted with one of our retail aggregator clients to provide the prepaid/gift cards in their retail location.  Upon purchase, the card is “enabled” and the customer is given a PIN number.  The customer then goes to our activation website and registers the PIN number to activate the card.  Upon registration, our service providers are notified that the card has been activated, and the customer will, depending on the services purchased, either be directed to our one of our contractual service call center partners or directed to an online location where they can upload the appropriate performance improvement or security enhancement software from one of our contractual software partners.  Our service and support providers will then provide the customer with the services they purchased through the card.

Each participant in the transaction receives compensation for their role in the transaction.   Our aggregators are entitled to a percentage of our sales, a percentage of which is in turn paid by the aggregators to the retailers, and our service providers receive a fee or percentage for each service they provide to our end user customers.  For example, if a customer purchases a “$25 One-Time Live Expert Tech Repair” card, the aggregator will retain a certain percentage of the sale for distributing the card, our service provider will receive a percentage for providing the services, and we retain the remainder.

Once we have the infrastructure in place to more fully utilize our distribution relationships, we anticipate that a full range of our support products and services will become available through merchandising displays at stores ranging from small “mom and pop” shops to the nation’s largest chain stores.  Our retail aggregator partners are some of the largest retail aggregators operating in the prepaid/gift card industry.  We intend to offer our global distribution sales channels the ability to effectively market a turnkey package of up-to-date and high caliber computer and digital support services and software at affordable rates, including our “Live: 24 Hour” expert PC or Mac assistance and a suite of security and optimization products.  Given the need for affordable and reliable PC technical assistance, we offer a solution to the millions of people using computers and peripheral digital devices such as printers, cameras, mp3 players, and mobile phones.

Allianex Products.  Our prepaid cards are offered in a variety of amounts and forms, including offerings for registry cleaner software, identity protection software, a suite of software applications, one time repair support or unlimited technical support services for a specified time period.  Our product offerings are currently sold at a price range from $25 to $50 per card, and we anticipate soon offering prepaid cards with loading value of up to $500.  We intend to expand our service offerings to include other support services.

Allianex Technology Support.  Some of the biggest threats to the average personal computer user involve cyber crime and identity theft, spyware, viruses, user error, and overall poor performance.  Poor performance grows organically over time as remnants from web activity, like viruses, spyware, and pop-ups, and installed/uninstalled programs interfere with proper usage.

Our prepaid cards offer solutions to these problems by giving our end user customers access to technical support services and/or performance improvement and security enhancement software.  We provide exclusively remote technical resolution services to those who use our products – we do not have any physical location where customers need to bring their electronic devices and we do not send any technicians to our customers’ locations.

Our support services are designed to help customers with a wide range of technical support issues that may be affecting their desktop or laptop PCs through around the clock access to our live tech-on-call services or through our online software offerings.  We currently have contractual relationships with suppliers of live operator technical support and providers of registry cleaner, anti-spyware, and complete security and optimization software suites.  We sell these services to the end user customers that purchase our prepaid cards.  In exchange for these services, each service provider is entitled to either a percentage, an amount, or a per usage fee from each prepaid card related to the services they provide.  As the brand becomes further established, we intend to expand our technology partners and thereby expand our product offerings.

Allianex Distribution Network.  Our current plan is to primarily focus on revenue associated with distribution through physical retail locations like self service kiosks and in-store retail prepaid and gift card racks.  The retail prepaid card industry has hundreds of issuers offering prepaid cards and thousands of in-store retail locations.  Between the suppliers and retail sellers are a small number of “aggregators” – value add companies that transactionally connect those issuing the prepaid cards with those who ultimately sell them to consumers.

We have contractual relationships with two leading aggregators through which we hope to distribute our prepaid card on a retail basis.  In exchange for distributing our product through their retail networks, we offer these aggregators a percentage of the purchase price for each card sold.  Our retail aggregator partners distribute retail prepaid gift cards in stores throughout the US, Mexico, Canada, UK and other locations around the world.  Our retail aggregators have access to retail locations like grocery stores, pharmacies, convenience stores, travel centers and more.  Though the prepaid card is not currently offered in all of our aggregator’s locations, we anticipate offering our product through many more of these locations in the near future based on the aforementioned contractual relationships.

Allianex Customer Service Infrastructure.  Since August 2009, AdMax Media, Inc. (“AdMax”) has provided us with back-office support services to coordinate the execution of our product offerings.  AdMax provides activation services, and will provide payment processing and call center support for the prepaid cards.  We have yet to enter into a formal agreement regarding these services.

Allianex Marketing.  Because the products will be co-located with other, similar products in “card malls” at the retail establishments, the primary marketing to the end user customer will be via point-of-sale cooperative advertising with the retailers.  A branded site with e-commerce support will also be developed to serve as an Internet presence.  Our primary marketing efforts will be to secure co-marketing efforts with the retail establishments and to increase the number of retail establishments carrying the products, which we intend to pursue through attendance at trade shows and advertising in the trade press.

Allianex Strategy.   Our strategy is to continue to grow our business by increasing our customer base, continually offering new products and services, scaling our current marketing channels, adding new marketing channels and forming new strategic alliances.

As part of our growth strategy, we intend to add to our current product lines technology related services other than technology support and security for personal computers.  This includes products to provide technical support for “gamers” or those in the video game community, and modular cards that will allow consumers to modify their plan to include other services and which provide the option of being recharged to allow the customer to regain these services without having to buy another card.

In addition to our own product lines, we intend to expand our business through taking advantage of co-marketing opportunities.  Since the prepaid card leads to a web-based product, the consumer can be exposed to a variety or other compelling purchase options when they use the prepaid card support solutions.  To take advantage of these up-sell opportunities, we intend to expand our online product offerings to extend to compatible sales options through the purchase, activation, and use processes.

We also intend to expand geographically.  While we primarily operate in the United States, we are currently in the process of developing partnerships in the UK and Mexico.  To make this possible, we are currently working to develop appropriate products incorporating Spanish language options and other vernacular translations.

Allianex Intellectual Property.  We currently have a worldwide non-exclusive license to use, exploit, market, sell and distribute certain software products to the purchasers of our prepaid cards.  This includes registry cleaner, anti-spyware, complete security and optimization software suites.  Our license agreement expires 2011, but automatically renews for successive two year terms unless otherwise terminated.  The licensor of this software is entitled a fee for each program that is accessed through our prepaid cards.

Other than as discussed above, we do not own or license any patents, registered trademarks, franchises, concessions, royalty agreements or labor contracts.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the saleability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Current Report on Form 8-K filed on June 10, 2010 as amended. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended June 30, 2010, included in this Form 10-Q.

Revenue Recognition

Service revenues are recognized at the time the services are performed.  Revenues to date primarily represent testing of Allianex’s concept.  During the test period, the contracted service provider charged customer credit cards, collected amounts due from customers, and remitted net commissions to Allianex based upon the contracted wholesale price in the contract.  Once the testing phase is complete, Allianex plans to collect gross amounts due from customers using its own merchant processing accounts, record revenues as gross sales, and remit amounts to service providers based upon contract provisions.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended June 30, 2010.

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

Segment Reporting

We have historically been involved in a single industry, leasing, however, with the acquisition of our new Allianex subsidiary, we also became involved in the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices.  Therefore as of June 4, 2010 our products and operations are managed in two segments; the leasing segment and the prepaid card segment.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this Item.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, sufficient disclosure controls and procedures existed which management believes are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued by Kensington Leasing, Ltd. during the quarter ended June 30, 2010 and were not registered under the Securities Act:

One June 4, 2010, Pursuant to the Asset Purchase Agreement, we issued to Sumercom, LLC (formerly Allianex, LLC), a California corporation, 575,000 shares of our common stock as partial consideration for the assets of Allianex, LLC.  This transaction was described in greater detail in our Current Report on Form 8-K filed on June 10, 2010 as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5.  Other Information

On August 17, 2010 the Company signed a non-binding letter of intent with WealthMakers, Ltd. to acquire 100% of their outstanding shares in a stock transaction in which the Company shall issue 3,838,500 shares of its common stock in exchange for 100% of the issued and outstanding capital shares of WealthMakers.  The value of the Company’s common stock exchanged is based on the closing price reported on the over-the-counter bulletin board as of August 13, 2010.  The closing of the transaction is subject to a number of conditions, and is anticipated to occur in late September or early October.

WealthMakers, a privately held Wyoming corporation, is a web-based predictive research technology company that connects to automated trading platforms for stocks, indexes, bonds, options, commodities and currencies and can trade in up to 80 markets around the world in a single universal account provided by a leading online broker.

Item 6. Exhibits

Exhibit No.	Description
3.1	Bylaws (incorporated by reference to the Company’s Registration Statement on Form 10, filed on January 15, 2009)
3.2	Amendment to Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2010)
10.1	Securities Purchase Agreement between Kensington Leasing, Ltd. and Angelique de Maison. (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2010)
10.2
Option Purchase Agreement dated April 9, 2010 between Kensington Leasing, Ltd. and Merrimen Investments, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 15, 2010)

10.3	Option to Purchase Common Stock dated April 9, 2010 issued to Merrimen Investments, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 15, 2010)
10.4
Asset Purchase Agreement, dated May 14, 2010, between Kensington Leasing, Ltd., Allianex Corp. and Allianex, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 20, 2010)

10.5	Employment Agreement, dated May 14, 2010, between Allianex Corp. and Kenneth Rotman (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 20, 2010)
10.6	Letter of Intent dated August 17, 2010 between Kensington Leasing, Ltd. and WealthMakers, Ltd. (incorporated herewith)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) (incorporated herewith)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) (incorporated herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (incorporated herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (incorporated herewith)
99.1	Press Release issued August 17, 2010 (incorporated herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:
August 23, 2010

/s/  Angelique de Maison
     Angelique de Maison
     Chief Executive Officer