Form 10-Q/A
period 2010-06-30
KENSINGTON LEASING, LTD.
filed 2010-08-30
CIK 1454010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

Commission File Number: 000-53559

Kensington Leasing, Ltd.
(Name of small business issuer specified in its charter)

Nevada	80-0214025
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1005 S. Center St.
Redlands, CA	92373
(Address of principal executive offices)	(Zip Code)

(909) 708-4303
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

As of August 27, 2010, the issuer had 7,888,000 shares of common stock outstanding.

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