Form 10-Q
period 2010-09-30
KENSINGTON LEASING, LTD.
filed 2010-11-23
CIK 1454010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

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

As of November 19, 2010, the issuer had 7,888,000 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements of Kensington Leasing, Ltd. ( the “Company”, “Kensington”, “we” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Annual Report on Form 10-K, as amended, previously filed with the Commission.

Kensington Leasing, Ltd.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$11,425	$-
Notes receivable	122,421	-
Inventory	39,656	-
Investments	310,697	-
Prepaid expenses	116,045	-
Total Current Assets	600,245	-

Fixed asset, net	35,385	-
Intangible assets	299,619	5,000
Total Non-Current Assets	335,004	5,000

TOTAL ASSETS	$935,249	$5,000

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities
Accounts payable	$46,013	$-
Notes payable	25,763	14,250
Accrued interest	327	327
Due to related parties	302,338	5,000
Total Liabilities	374,441	19,577

Stockholders’ Equity
Common stock, $.001 par value, 100,000,000 shares authorized, 7,888,000 shares and 1,313,000 shares respectively issued and outstanding	7,888	1,313
Paid in capital	535,937	16,512
Other comprehensive income	100,105	-
Net income/(loss) accumulated during development stage	(83,122)	(32,402)
Total Stockholders Equity	560,808	(14,577)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$935,249	$5,000

See notes to financial statements

Kensington Leasing, Ltd.
(A Development Stage Company)
Unaudited Consolidated Statements of Operations

	For the three	For the three	For the nine	For the nine	From June 27,
	months ended	months ended	months ended	months ended	2008 (Inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$4,071	$-	$4,071

Operating expenses
General and administrative	90,523	600	147,666	1,445	149,711
Legal and accounting	33,000	5,000	159,337	22,000	189,367
Total expenses	123,522	5,600	307,004	23,445	339,079

Ordinary income (loss)	(123,522)	(5,600)	(302,932)	(23,445)	(335,007)

Other income (loss)	139,250	(77)	252,212	(77)	251,885

Net income (loss)	$15,728	$(5,677)	$(50,720)	$(23,522)	$(83,122)

Income per share	$0.00	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares	7,888,000	1,313,000	5,601,278	1,211,527	2,580,015

Statements of Comprehensive Income

	For the three	For the three	For the nine	For the nine	From June 27,
	months ended	months ended	months ended	months ended	2008 (Inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2010	2009	2010	2009	2010

Net income	$15,728	$(5,677)	$(50,720)	$(23,522)	$(83,122)

Unrealized gains on available-for-sale securities	-	-	100,105	-	100,105

Total comprehensive income	$15,728	$(5,677)	$49,385	$(23,522)	$16,983

See notes to financial statements

Kensington Leasing, Ltd.
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows

	For the nine	For the nine	From June 27,
	months ended	months ended	2008 (Inception)
	September 30,	September 30,	to September 30,
	2010	2009	2010
Cash flows from operating activities
Net income/(loss)	$(50,720)	$(23,522)	$(83,122)

Non-cash transactions to reconcile cash used in operations
Depreciation	$2,038	$-	$2,038
Common stock issued for asset and intangibles	575	-	575
Unrealized gain on stock held for sale	100,105	-	100,105
Paid in capital on Allianex transaction	45,425	-	45,425
Cash used in operations
Notes receivable	(122,421)	-	(122,421)
Inventory	(39,656)	-	(39,656)
Accounts payable	46,013	-	46,013
Prepaid expenses	(116,045)	-	(116,045)

Total cash from operations	(134,686)	(23,522)	(167,088)

Cash flows from investing activities
Investments	(310,697)	-	(310,697)
Purchases of property and equipment	(37,423)	-	(37,423)
Purchases of intangibles	(294,619)	-	(294,619)

Total cash used in investing activites	(642,740)	-	(642,740)

Cash flows from financing activities
Stock offering	480,000	12,825	492,825
Notes payable	11,513	-	11,513
Accrued interest	-	77	327
Loans from related parties	297,338	10,620	316,588

Total cash from financing activities	788,851	23,522	821,253

INCREASE (DECREASE) IN CASH	11,425	-	11,425

BEGINNING CASH	-	-	-

ENDING CASH	$11,425	$-	$11,425

See notes to financial statements

Kensington Leasing, Ltd.
(a development stage company)
Notes to Unaudited Consolidated Financial Statements
For the period ended September 30, 2010

NOTE 1:   HISTORY OF OPERATIONS

Kensington Leasing, Ltd. was incorporated on June 27, 2008 in the State of Nevada.  On June 4, 2010, the Company, through its newly formed wholly-owned subsidiary Allianex Corp., completed the purchase of substantially all of the assets of Allianex, LLC (the “Allianex acquisition”), pursuant to an Asset Purchase Agreement, dated May 14, 2010 by and among Kensington, Allianex Corp. and Allianex, LLC.  The Asset Purchase Agreement was described  in greater detail in our Current Report on Form 8-K filed May 20, 2010.

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

NOTE 2:   CONTINUED EXISTENCE

The Company has not generated any significant revenue during the period ended September 30, 2010 and has funded its operations primarily through the issuance of equity. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

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

Basis of Presentation
The accompanying consolidated financial statements include the accounts of Kensington Leasing, Ltd. and its 100% wholly owned  subsidiary Allianex Corp.  All intercompany balances and transactions have been eliminated in consolidation.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Revenue Recognition
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

Other Comprehensive Income
We follow Accounting Standards Codification Topic No. 220, “Comprehensive Income” (ASC 220). This statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include unrealized gains and losses on available-for-sale securities.

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

NOTE 4:  ALLIANEX ACQUISITION

On June 4, 2010, the Company, through its newly formed wholly-owned subsidiary Allianex Corp., completed the purchase of substantially all of the assets of Allianex, LLC, pursuant to the Asset Purchase Agreement, dated May 14, 2010.  The purchase price for the assets was $75,000 in cash, 575,000 shares of Kensington common stock, valued at $.08 per share, and our assumption of Allianex, LLC’s accounts payable.  In addition, we agreed to pay Allianex, LLC 25% of the earnings before interest, taxes, depreciation and amortization (EBITDA), of the newly formed Allianex Corp. from July 1, 2010 through June 30, 2013, payable quarterly but calculated on a cumulative basis.  The earn out payments will be made 25% in cash and 75% in Kensington common stock valued at the market price of the common stock on the last day of the quarter, provided that we may elect to pay in cash instead of common stock if the market price is less than $2.00 per share and Allianex, LLC may elect to receive cash instead of common stock if the market price is greater than $4.00 per share.  Subsequent to this purchase we have evaluated the estimated future earnings of Allianex Corp. and for the next three years and have determined that we are not anticipating making any earn out payments.  We will re-evaluate this determination quarterly.

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

NOTE 5:  INVESTMENTS

Investments consist of funds invested in the stock market as well as private purchases of publicly traded companies’ stock.  Investments held in brokerage accounts are valued at the ending value in the brokerage account at September 30, 2010.  Private purchases are valued at the fair market value of the stock at September 30, 2010.  Investment values are stated at fair value with unrealized gains or losses recorded as other comprehensive income or expense accordingly.

NOTE 6:  FIXED ASSETS

The Company acquired fixed assets with a net book value of $37,423 when it acquired the assets of Allianex, LLC in June 2010.  The assets are being amortized over their remaining useful lives averaging 55 months.  Depreciation expense for the three and nine months ended September 30, 2010 was $679 and $2,038 respectively.

NOTE 7: INTANGIBLES

The domain name sendaprayer.com is deemed to have an indefinite life and no amortization has been recorded.  The asset was received as a gift and was recorded at the cost paid by the giftor which was deemed to be fair value.

In accordance with Accounting Standards Codification Topic 350-20 “Intangibles - Goodwill and Other” (ASC 350-20) intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows of the entity (useful lives). The amortization method should reflect the pattern in which the asset’s economic benefits are consumed by the entity. If the pattern cannot be determined, the straight-line method is used. The identified intangible assets recorded in connection with the Allianex acquisition will be amortized over their estimated useful life of five years.  Since the intangible assets had not been put in service as of September 30, 2010 no amortization has been recorded.  Amortization is expected to begin on January 1, 2011.

NOTE 8: RELATED PARTY TRANSACTIONS

On June 27, 2008, Kensington issued 20,000 shares of common stock to Angelique de Maison, our Chief Executive Officer and a member of our Board of Directors, pursuant to Section 4(2) of the Securities Act of 1933 as amended (the “Securities Act”), in exchange for setup costs and the Company’s business plan.

On November 29, 2009, Angelique de Maison gifted the URL sendaprayer.com to the Company.  This asset has been recorded at the cost incurred by Ms. de Maison.

During the year ended December 31, 2009, Ms. de Maison loaned the Company a total of $14,250 for operating expenses at an interest rate of 10% per year.  The outstanding balance was $763 at September 30, 2010.  Ms. de Maison also loaned the Company a total of $5,000 for start-up costs at zero interest.  The outstanding balance was $0 at September 30, 2010.

On March 31, 2010, the Company  issued 6,000,000 shares of its common stock to Ms. de Maison, in a transaction not involving a public offering, in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933.  The shares were sold to Ms. de Maison at the price of $0.08 per share, for a total of $480,000 in cash.

In addition,  Ms. de Maison agreed to purchase from us, subject to certain conditions, upon our demand at any time on or prior to June 30, 2011, a note in the amount $520,000.  The note would be unsecured, would not be convertible, would bear interest at the rate of 10% per annum, payable quarterly, and would be due and payable on June 30, 2012.   As of September 30, 2010 there was $302,338 due under the note.

NOTE 9: STOCK OFFERING

In January and February 2009, 12,825 shares of common stock (513,000 shares as split, see Note 10: FORWARD SPLIT) were sold to investors pursuant to an exemption from registration under the Securities Act.

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

NOTE 10: FORWARD SPLIT

Effective May 1, 2009, the Company effected a 40-1 forward split of its common share capital.

NOTE 11:  NEW ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued Statement 165, “Subsequent Events” (“SFAS 165”) [ASC 855], which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements. SFAS 165 also requires disclosure regarding the date through which subsequent events have been evaluated. The Company adopted the provisions of SFAS 165 as of December 31, 2009. The Company has evaluated subsequent events through the time this Form 10-Q was filed with the Commission.  Events that occurred subsequent to September 30, 2010 that require disclosure or recognition in these financial statements are included in Note 13:  SUBSEQUENT EVENTS.

In June 2009, the FASB issued SFAS No. 166, “Accounting For Transfers of Financial Assets -- An Amendment Of FASB Statement No. 140” (“SFAS 166”) [ASC860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification (the “Codification”) and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current generally accepted accounting principles in the United States (“U.S. GAAP”), but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after December 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the second quarter of fiscal 2010, and accordingly, our Form 10-K for the year ended December 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

NOTE 12:  SEGMENT INFORMATION

In connection with the Allianex acquisition, Allianex, LLC transferred substantially all of its assets and liabilities to our subsidiary Allianex Corp.  We have historically been involved in a single industry, leasing, however, with this new subsidiary, we also became involved in the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices.  Therefore, as of June 4, 2010, our products and operations are managed in two segments; the leasing segment and the prepaid card segment.  A segment is determined primarily by the method in which it delivers its products and services.  Selected information about our two operating segments for the nine months ended September 30, 2010 is as follows:

					Operating
		Cost of		Operating	Income
	Revenue	Goods Sold	Gross Profit	Expenses	(Loss)

Leasing	$4,071	$-	$4,071	$31,709	$(27,638)
Prepaid Cards	-	-	-	49,748	(49,748)

Total operating segments	4,071	-	4,071	81,456	(77,385)

Corporate/eliminations				225,547	(225,547)

Total consolidated	$4,071	$-	$4,071	$307,004	$(302,932)

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

NOTE 13:  SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time this  Quarterly Report on Form 10-Q for the period ended September 30, 2010 was filed and has found the following events to report:

On November 5, 2010, Charlotte Hopkins, our current President, and Trisha Malone, our current Chief Financial Officer and Corporate Secretary, were appointed directors of the Company.  Their biographical information is contained in our Current Report on Form 8-K filed on July 7, 2010.

On November 9, 2010, Merrimen Investments, Inc. (“Merrimen”) elected to exercise part of its option granted pursuant to the Option Purchase Agreement, dated April 9, 2010, between Merrimen and the Company, to purchase 2,500,000 shares of the Company’s common stock.  The exercise price for the shares of common stock was $.08 per share, for an aggregate exercise price of $200,000.

On November 9, 2010, the Company entered into a Termination Agreement (the “Rescission Agreement”) with WealthMakers, Ltd. whereby the Company and WealthMakers terminated that certain Share Exchange Agreement, dated August 27, 2010, by and among the Company and WealthMakers (the “Exchange Agreement”).   No early termination fees were incurred by the Company as part of the termination and the Termination Agreement contains a mutual release from any liability based upon, arising out of, or related to the Exchange Agreement.  The Company agreed to terminate the Exchange Agreement because as the parties proceeded towards closing, it no longer appeared that the acquisition of WealthMakers would be consistent with the Company’s current business plan.

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

Forward Looking Statements

This discussion and the accompanying financial statements (including the notes thereto) may contain “forward-looking statements” that relate to future events or our future financial performance, which are made pursuant to the safe harbor provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward- looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 and the Company’s Current Report on Form 8-K filed on June 10, 2010, as amended.  For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

Plan of Operations

Until the acquisition of the assets of Allianex, LLC, the Company solely planned to specialize in leasing equipment to a select clientele. The Company has chosen to support the legal, medical and real estate professional with high quality computer hardware and software so they can forget about shopping, understanding and buying the latest version of computer peripherals and concentrate on their business.  The Company’s business plan is to keep its future customers abreast of the latest changes and support them with their hardware and software needs. The Company would also perform training and on-site maintenance through its hardware and software affiliates. In short, the Company’s business plan with respect to equipment leasing would be to take the hardware burden from these professionals and supports them with one stop shopping and support for all their electronic and computer equipment.

Because it has taken longer than anticipated to launch the Company’s leasing business, the Company elected to investigate additional lines of business while continuing to follow the current business plan.  One such line of business is online greeting and gift cards.  Another line of business is online prepaid computer and digital support services.

On June 4, 2010, the Company through its newly formed subsidiary Allianex Corp., completed the purchase of substantially all of the assets of Allianex, LLC (a provider of prepaid computer and digital support services), pursuant to the Asset Purchase Agreement, dated May 14, 2010.  This transaction was described in greater detail in our Current Report on Form 8-K filed June 10, 2010, as amended.

No Comparable Information

There is no relevant comparable historic financial information for the current quarter ended September 30, 2010 and the quarter ended September 30, 2009 as the Company’s operations did not begin until 2010.  As previously disclosed, on June 4, 2010, the Company through its newly formed wholly-owned subsidiary Allianex Corp., completed the purchase of substantially all of the assets of Allianex, LLC pursuant to the Asset Purchase Agreement, dated May 14, 2010 by and among the Company, Allianex Corp., and Allianex, LLC.  In the acquisition, Allianex, LLC transferred substantially all of its assets and liabilities to Allianex Corp.  We have historically been involved in a single industry, leasing, however, with this acquisition we also became involved in the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices.   In light of these changes, we do not believe that the historic financial information of the Company enhances the reader’s ability to assess the material changes in financial condition and results of operations as compared to the previous fiscal year, therefore limited information is provided in our Results of Operations section below.  Further discussion of the historic financial information of Allianex, LLC is included in our Current Report on Form 8-K filed on June 10, 2010, as amended.

Results of Operations

Unless otherwise note, all material changes are related to the start of operations in 2010.

Revenues

For the three and nine months ended September 30, 2010, revenues were $0 and $4,071 respectively compared to no revenues  for the three and nine months ended September 30, 2009. All revenues were related to our leasing business.

We expect revenues for the balance of the year to remain minimal, however, we expect that revenues will grow consistently and will improve significantly once the testing phase and initial launch of our Allianex products are completed. There are several significant contracts which we have identified and which we believe are well positioned to generate revenue in 2011.

General and Administrative

For the three and nine months ended September 30, 2010, general and administration expenses were $90,523 and $147,666 respectively, compared to $600 and $1,445 for the three and nine months ended September 30, 2009 respectively.

We expect general and administrative expenses for the balance of the year ending December 31, 2010 to trend marginally upward as we continue to incur additional expenses necessary to grow our business and to service the increased demand we expect for our products and services.

Legal and Accounting

For the three and nine months ended September 30, 2010, legal and accounting expenses were $33,000 and $159,337 respectively, compared to $5,000 and $22,000 for the three and nine months ended September 30, 2009 respectively.

We expect legal and accounting expenses for the balance of the year ending December 31, 2010 to trend marginally upward as we continue to incur additional expenses necessary to grow our business and as a result of our being a publicly traded company.  This includes corporate legal, accounting, shareholder and SEC filing expenses.
.
Other Income/Expense

For the three and nine months ended September 30, 2010, other income was $139,250 and $252,212 respectively, compared to other expense of $77 for the three and nine months ended September 30, 2009 respectively.

Other income for 2010 consisted mostly of income from the sale of the option to purchase shares of common stock (the “Option” ) to Merrimen Investments, Inc. pursuant to the option purchase agreement dated April  9, 2010, between the Company and Merrimen. Other income for the balance of the year ending December 31, 2010 will depend on the number of shares, if any, Merrimen Investments, Inc. elects to purchase under this Option.

Net Income/Loss

For the three and nine months ended September 30, 2010, net income/loss was $15,728 net income and a $50,720 net loss respectively, compared to a net loss of $5,677 and $23,522 for the three and nine months ended September 30, 2009, respectively.

Comprehensive Income

For the three and nine months ended September 30, 2010,  comprehensive income was $15,728 and $49,385, respectively, compared to a net loss of $5,677 and $23,522 for the three and nine months ended September 30, 2009 respectively.

Comprehensive income for the nine months ended September 30, 2010 includes unrealized gains on available-for-sale securities of $100,105.

Liquidity and Capital Resources

At September 30, 2010, our principal sources of liquidity included cash and cash equivalents of $11,425 compared to $0 at December 31, 2009.  At September 30, 2010, we had working capital of $225,804 compared to working capital deficit of $19,577 at December 31, 2009.  The change in working capital was primarily the result of cash received from a related party pursuant to a note payable (the “Related Party Note Payable”) and the sale of  the Option.

For the nine months ended September 30, 2010, we used $134,686 of cash from operations which was derived from net loss of $50,720, decreased by non-cash adjustments of $148,143, and increased by changes in operating assets and liabilities of $232,109, mainly related to the Allianex “acquisition.”

Investment activities consumed $642,740 during the nine months ended September 30, 2010.  As of September 30, 2010, we did not have any significant commitments for capital expenditures.

Financing activities provided $788,851 during the nine months ended September 30, 2010 which was derived mainly from an increase of $297,338 in the Related Party Note Payable to our Chief Executive Officer, Angelique de Maison and $480,000 in stock sales also to Ms. de Maison.

If we do not generate sufficient cash flow from operations to support our business, we intend to rely on additional financing transactions to secure the capital necessary to fund continued operations.  Any future sale of debt or equity may be pursuant to a private placement or a public offering.  We do not have any arrangements in place for the sale of additional equity or debt securities at this time with the exception of the Option sold to Merrimen Investments, Inc.  There can be no assurances that any future financing will be made available to us, or made available on terms that are favorable to the Company or our current stockholders.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 1 to the financial statements for the period ended September 30, 2010, included in this Quarterly Report on Form 10-Q.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended September 30, 2010.

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

Segment Reporting

We have historically been involved in a single industry, leasing, however, with the acquisition of our new Allianex subsidiary, we also became involved in the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices.  Therefore, as of June 4, 2010, our products and operations are managed in two segments; the leasing segment and the prepaid card segment.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this Item.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, sufficient disclosure controls and procedures existed which management believes are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Bylaws (incorporated by reference to the Company’s Registration Statement on Form 10, filed on January 15, 2009)
3.2	Amendment to Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2010)
10.1
Share Exchange Agreement dated August 27, 2010 between Kensington Leasing, Ltd. and WealthMakers, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 2, 2010)

10.2	Termination Agreement dated November 9, 2010 between Kensington Leasing, Ltd. WealthMakers, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 2010)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) (incorporated herewith)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) (incorporated herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (incorporated herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 22, 2010

/s/    Trisha Malone
        Trisha Malone
        Chief Financial Officer