Form 10-K
period 2010-12-31
KENSINGTON LEASING, LTD.
filed 2011-04-18
CIK 1454010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from _____________ to _____________

Commission file number: 000-53559

KENSINGTON LEASING, LTD.
(Exact name of registrant as specified in its charter)

Nevada	80-0212045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1005 S. Center Street Redlands, CA	92373
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 909-708-4303

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed first fiscal quarter was $18,444,934.

On March 31, 2011, the Company had 14,529,128 outstanding shares of Common Stock, $.001 par value.

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “Company” refer to Kensington Leasing, Ltd., and, unless the context indicates otherwise, also include our subsidiary, Allianex Corp. (“Allianex”).

“Safe Harbor” Statement

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

All statements in this Annual Report, including under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than statements of historical fact, are forward-looking statements for purposes of these provisions, including statements of our current views with respect to our business strategy, business plan and research and development activities, our future financial results, and other future events.  These statements include forward-looking statements both with respect to us, specifically, and the technology industry, in general.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements.  Such risk factors include, among others: whether the Company can successfully execute its operating plan, including the Company’s ability to integrate acquired companies and technology; the Company’s ability to retain key employees; general market conditions; and other factors discussed under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which you should review carefully.  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate.  Please consider our forward-looking statements in light of those risks as you read this Annual Report.  Actual results may differ materially from those contained in the forward-looking statements in this Annual Report.  The Company does not undertake any obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1.	BUSINESS

History

The Company was incorporated in Nevada on June 27, 2008.  Prior to the acquisition of the assets of Allianex, LLC on June 4, 2010, we only had cash and other nominal assets and nominal operations, which made us a “shell” corporation as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  With the acquisition of the assets of Allianex, LLC, we ceased to be a “shell” corporation.

Business

Until the acquisition of the assets of Allianex, LLC, the Company solely planned to specialize in leasing equipment to a select clientele. Because it had taken longer than anticipated to launch the Company’s leasing business, the Company elected to investigate additional lines of business, including online greeting and gift cards and online prepaid computer and digital support services.

On June 4, 2010, the Company through its newly formed subsidiary Allianex Corp., purchased substantially all of the assets of Allianex, LLC, a provider of prepaid computer and digital support services that was organized in the State of California on June 22, 2004.

Our primary business after the acquisition is the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices.  This line of business utilizes a strategically combined consortium of technology firms, media marketing firms and key sales experts utilizing pre-existing channels of distribution, including retail stores.  The business is based on a nexus of contracts by which we retain a supply of technology support and security services and then distribute such services by means of prepaid cards through retail store aggregators.

Because the Company’s current lines of business have been unsuccessful at generating revenue as of December 31, 2010, the Company is presently investigating additional lines of business and other avenues to grow the Company, and currently determining whether or not to continue in its present lines of business.

On March 23, 2011, the Company entered into an Exchange Agreement with Wikifamilies SA, a corporation organized under the laws of Switzerland (“Wikifamilies”), and its shareholders to acquire all of the equity interests of Wikifamilies.

Wikifamilies is a pre-revenue development stage company formed to design, develop and operate an Internet-based social media website, Wikifamilies.com, with a unique emphasis on families and new technologies.  This web-based platform is intended to enhance the ability of families to communicate and share family history and events while providing a secure location to transact family-related business matters. Wikifamilies intends to launch the website in the second calendar quarter of 2011.

Pursuant to the Exchange Agreement, the Company agreed to purchase all of the outstanding securities of Wikifamilies from the Wikifamilies Shareholders in exchange for an aggregate amount of 31,500,000 shares of common stock of the Company, which at closing is anticipated to represent approximately 68.43% of the Company’s outstanding common stock.  In addition, upon signing of the Exchange Agreement, the Company advanced to Wikifamilies $75,000 pursuant to a convertible note payable upon the closing of the Exchange Agreement.  If the Exchange Agreement is terminated for any reason, the note will automatically convert into shares of capital stock representing approximately 1.84% of the equity interests of Wikifamilies.

The Exchange Agreement contains customary representations and warranties and covenants of Wikifamilies and the Wikifamilies shareholders regarding the operation of the business prior to the closing.  The closing is subject to customary conditions, including the parties satisfactory completion of due diligence and the completion of an audit of Wikifamilies’ financial statements from inception to the year ended December 31, 2010.  In connection with the transaction, the Wikifamilies shareholders have agreed not to compete with the Company for three years after their holdings of the Company become de minimis.  The parties will consummate the transaction as soon as possible after the required conditions have been met.

Business of Allianex

Products.  Currently, our principal products are the prepaid cards offered through our wholly-owned subsidiary, Allianex.  These prepaid cards work as follows.  A transaction occurs when a customer purchases a prepaid/gift card from a retailer who has contracted with one of our retail aggregator clients to provide the prepaid/gift cards in their retail location.  Upon purchase, the card is “enabled” and the customer is given a PIN number.  The customer then goes to our activation website and registers the PIN number to activate the card.  Upon registration, our service providers are notified that the card has been activated, and the customer will, depending on the services purchased, either be directed to one of our contractual service call center partners or directed to an online location where they can upload the appropriate performance improvement or security enhancement software from one of our contractual software partners.  Our service and support providers will then provide the customer with the services they purchased through the card.  Our support services are designed to help customers with a wide range of technical support issues that may be affecting their desktop or laptop PCs through around the clock access to our live tech-on-call services or through our online software offerings.  We currently have contractual relationships with suppliers of live operator technical support and providers of registry cleaner, anti-spyware, and complete security and optimization software suites.

Our prepaid cards are for a variety of amounts and forms, including offerings for registry cleaner software, identity protection software, a suite of software applications, one time repair support or unlimited technical support services for a specified time period.  Our product offerings are currently sold at a price range from $25 to $50 per card, and we anticipate soon offering prepaid cards with loading value of up to $500.  Our products are currently available for sale at CVS stores and at www.mytechcard.com.  We have not yet generated any revenue from the sale of these products.

Distribution Network.  The prepaid card business is primarily focused on revenue associated with distribution through physical retail locations like self service kiosks and in-store retail prepaid and gift card racks.  The retail prepaid card industry has hundreds of issuers offering prepaid cards and thousands of in-store retail locations.  Between the suppliers and retail sellers are a small number of “aggregators” – value add companies that transactionally connect those issuing the prepaid cards with those who ultimately sell them to consumers.

We have contractual relationships with one leading aggregator through which we hope to distribute our prepaid card on a retail basis. In exchange for distributing our product through their retail networks, we offer these aggregators a percentage of the purchase price for each card sold.  Our retail aggregator partners distribute retail prepaid gift cards in stores throughout the US, Mexico, Canada, UK and other locations around the world.  Our retail aggregators have access to retail locations like grocery stores, pharmacies, convenience stores, travel centers and more.  Though the prepaid card is not currently offered in all  of our aggregator’s locations, we anticipate the possibility of offering our product through many more of these locations in the near future based on the aforementioned contractual relationships.

Customer Service Infrastructure.  Since August 2009, AdMax Media, Inc. (“AdMax”) has provided us with back-office support services to coordinate the execution of our product offerings.  AdMax provides activation services, and will provide payment processing and call center support for the prepaid cards.  We have yet to enter into a formal agreement regarding these services.

Competition

We believe that our line of prepaid card products offer a number of competitive advantages.  Many consumers are looking for an immediate solution that they can access over the phone or Internet, as opposed to waiting for an unfamiliar technician to come to their home.  Finding technical support can be a confusing task for consumers, as traditional retailers present the consumer with daunting array of products, features and claims that require advanced skills to choose from.  Sales personnel are often inadequately trained to help, and physical technology retailers are closing their doors.

While we believe our business model has many competitive advantages, technology support and security markets are competitive and subject to continuous technological innovation.  Our competitiveness depends on our ability to offer products that meet customers’ needs on a timely basis.  Customers may prefer obtaining technical support from our competitors because of greater product breadth offered by the competitor, or perceived advantages in price, technical support, convenience, compatibility or other issues.

We face competition in the technology support industry from a number of fronts.  Most if not all of these competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than ours:

Computer Manufacturers.  Computer manufacturers such as Dell or Gateway provide certain support services for their products through warranties or for a service fee.  These however focus primarily on warranty work for their own products, as opposed to ensuring that the entire consumer system or network is supported.

Operating system providers and network equipment and computer hardware manufacturers.  These competitors may provide various security solutions in their current and future products and may limit our ability to penetrate these markets.  These competitors have significant advantages due to their ability to influence and control computing platforms and security layers in which our products operate.

Retail affiliated firms.  Retail affiliated firms such as Geek Squad provide services to customers at a certain location or by providing service at the customer’s site by a trained technician.  While Geek Squad has some remote support capabilities, its infrastructure is developed to attend to consumers who need immediate in-person support, which is not necessarily the most effective nor efficient method of delivering tech-support, but may be preferred by some customers who are intimidated by working on their own computer.

Other remote technical support companies.  There are also companies, like Ocenture, LLC and CyberDefender Corporation, that, like us, focus on remote technical support, including some technical support offered through prepaid cards.  These firms typically focus on a specific type or method of service.  These firms have been in operation longer than the Company, and may be able to compete with the Company on a price basis.

“Neighborhood Techie.”  There are a number of small local technology support firms, or a “neighborhood techie,” available to consumers that may have certain advantages over us based on such firm’s personal relationship with the consumer.

New competitors.  Entry barriers into the technical support and security industry are relatively low, and new competitors, like Google or Bing, offering similar services as us could make our services obsolete.

We are also operating in a space of rapid technological advance.  New operating systems could make current service offerings obsolete unless we stay ahead of trends.  For example, our services are primarily focused on PC, and if there is a radical shift to Apple, our PC service sales would decrease.  Similarly if computing trends towards becoming more of an online commodity (as opposed to individual based computers), the need for technology support on an individual level substantially decrease.

Intellectual Property

We currently have a worldwide non-exclusive license to use, exploit, market, sell and distribute certain software products to the purchasers of our prepaid cards.  This includes registry cleaner, anti-spyware, complete security and optimization software suites.  Our license agreement expires in 2011, but automatically renews for successive two year terms unless otherwise terminated.  The licensor of this software is entitled a fee for each program that is accessed through our prepaid cards.

Other than as discussed above, we do not own or license any patents, registered trademarks, franchises, concessions, royalty agreements or labor contracts.

Government Regulation

Our business is subject to federal, state, local and foreign laws and government regulation relating to payment cards and other payment instruments, consumer protection, consumer privacy, data protection, information security and Internet use.

Regulations Related to Prepaid Cards.  We may be subject to regulations relating to payment cards and the payment industry.  For example, the Credit CARD Act of 2009 created new requirements applicable to general-use prepaid cards, store gift cards, and electronic gift certificates effective August 22, 2010, and the Federal Reserve Board published on November 20, 2009, a proposed rule to amend Regulation E of the Electronic Funds Transfer Act of 1978 with respect to such cards and electronic certificates.  In addition, laws and regulations pertaining to expiration dates of prepaid and gift cards may affect the length of time a purchased card will need to remain active.  These laws and regulations are evolving, unclear and sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent to which these laws and rules have application to, and their impact on, us, financial institutions, merchants or others is in flux.  These services may also be subject to the rules and regulations of the various international, domestic and regional schemes, networks and associations in which we participate.  These schemes, networks or associations may, generally in their discretion, modify these rules and regulations and such modifications could also impact us, financial institutions, merchants and others.

Regulations Related to Consumer Data.  We collect, transfer and retain consumer data as part of our business and these activities are subject to laws and regulations, as well as industry standards, in the United States and other jurisdictions in which our products and services are or will be available.  These requirements, which often differ materially and sometimes conflict among jurisdictions, are designed to protect the privacy of consumers’ personal information and to prevent that information from being inappropriately used or disclosed.  We endeavor to maintain safeguards designed to protect this information, such as encryption software and secured on-site facilities.  However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies, third-party agents or others could improperly access relevant systems or improperly obtain or disclose data about our consumers, or that we may be determined not to be in compliance with applicable legal requirements and industry standards for data security, such as the Payment Card Industry guidelines.  The Federal Trade Commission recently settled a proceeding with one on-line service regarding the manner in which personal information is collected from users and provided to third parties.

Due to the increasing public concern over consumer privacy rights, governmental bodies in the United States and abroad have adopted, and are considering adopting additional laws and regulations restricting the purchase, sale and sharing of personal information about customers.  Several states have also proposed legislation that would limit the uses of personal information gathered using the Internet.  Some proposals would require proprietary online service providers and website owners to establish privacy policies.  Congress has also considered privacy legislation that could further regulate use of consumer information obtained over the Internet or in other ways.  Our compliance with these privacy laws and related regulations could materially affect our operations.

Regulations related to the Internet.  Our product offerings and distribution plan are largely based on the use of the Internet.  Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent.  These regulations could affect the costs of communicating on the Internet and adversely affect the demand for our products or otherwise harm our business, results of operations and financial condition.  The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of unsolicited commercial email and spyware.  Other laws and regulations, including laws or regulations that could attempt to tax Internet commerce transactions, may be adopted in the future.  This legislation could hinder growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium.  In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, such as laws against identity theft, which may impose additional burdens on companies conducting business over the Internet.

Given the unique nature of our business and new products and services we may develop or acquire in the future, the application of various laws and regulations to our business is uncertain. Further, as governmental and regulatory scrutiny and action with regard to many aspects of our business increase, we expect that our costs of complying with the applicable legal requirements will increase, perhaps substantially.

Failure to comply with these laws and regulations could result in, among other things, revocation of required licenses or permits, loss of approved status, termination of contracts, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability. The occurrence of one or more of these events, as well as the increased cost of compliance, could materially adversely affect our business, financial condition and results of operations.

Employees

Our employees consist of our Chief Executive Officer, our Chief Financial Officer, and our President, all of whom provide services to us on a part-time basis, and the Chief Executive Officer of Allianex who provides services on a full-time basis.

Item 1A.           RISK FACTORS

Not Applicable.

Item 1B.           UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.	PROPERTIES

We have an administrative office in Redlands, California, that is owned by our Chief Executive Officer and provided to us without charge.  Allianex Corp. operates out of its administrative office in Santa Barbara, California, which is owned by Kenneth Rotman, the Chief Executive Officer of Allianex, and provided to us without charge.

Item 3.	LEGAL PROCEEDINGS

Nothing to report.

Item 4.	(Removed and Reserved)

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the over the counter bulletin board (“OTC Bulletin Board”) under the symbol “KNSL” since August 17, 2009.  The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock. Furthermore, the trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected. The following table sets forth the high and low sale prices per share of our common stock for the periods indicated as reported on the OTC Bulletin Board.  As of March 31, 2011, the closing-sale price for our common stock was $3.24 per share.

	Common Stock
	High	Low
2011:
First Quarter	$4.00	$2.50

2010:
Fourth Quarter	$4.50	$2.50
Third Quarter	$4.50	$3.30
Second Quarter	$4.50	$3.68
First Quarter	$7.00	$3.48

2009:
Fourth Quarter	$7.00	$7.00
Third Quarter	$7.00	$5.00
Second Quarter- Stock Unavailable for Trading	$0.00	$0.00
First Quarter- Stock Unavailable for Trading	$0.00	$0.00

Holders

As of March 31, 2011, there were 14,529,128 shares of common stock outstanding held by approximately 132 holders of record.

Dividends

Our Board of Directors has not declared a dividend on our Common Stock since inception and we do not anticipate the payments of dividends in the near future, as we intend to reinvest our profits to grow our business.

Equity Compensation Plans

We have no equity compensation plans as defined under Item 402 of Regulation S-K.

Recent Sales of Unregistered Securities

On December 28, 2011, the Company issued 143,000 shares of the Company’s common stock to Lenco Mobile Inc. (“Lenco”) to settle Lenco’s assertion that it had earned and was due shares from the corporation and Kenneth Rotman in connection with the acquisition of the assets of Allianex, LLC.    These shares of common stock were issued at a value of approximately$.08 per share.  The Company issued the shares to Lenco in a transaction not involving a public offering, in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	SELECTED FINANCIAL DATA

Not Applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this Annual Report on Form 10-K as well as with Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Current Report on Form 8-K filed on June 10, 2010, as amended.

Forward Looking Statements

This discussion and the accompanying financial statements (including the notes thereto) may contain “forward-looking statements” that relate to future events or our future financial performance, which are made pursuant to the safe harbor provisions of the Exchange Act.  The forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those contained elsewhere in this Annual Report on Form 10-K and the Company’s Current Report on Form 8-K filed on June 10, 2010, as amended.  The Company undertakes no obligation to publicly update any forward-looking statements.

Overview

Until the acquisition of the assets of Allianex, LLC, the Company solely planned to specialize in leasing equipment to a select clientele. Because it had taken longer than anticipated to launch the Company’s leasing business, the Company elected to investigate additional lines of business, including online greeting and gift cards and online prepaid computer and digital support services.

On June 4, 2010, the Company through its newly formed subsidiary Allianex Corp., purchased substantially all of the assets of Allianex, LLC, a provider of prepaid computer and digital support services.  Our primary business after the acquisition is the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices.  Allianex has not generated any revenues since the acquisition.

On August 27, 2010, the Comapny entered into a Share Exchange Agreement with wealthmakers, Ltd. to acquire all of the issued and outstanding Capital Stock of wealthmakers, Ltd. In November 2010, this Share Exchange Agreement was terminated by mutual agreement of the parties.

Because the Company’s current lines of business have not generated revenue as of December 31, 2010, the Company is presently investigating additional lines of business and other avenues to grow the Company and is currently determining whether or not to continue in its present lines of business.  In connection with this exploration of additional lines of business, on March 23, 2011, the Company entered into an Exchange Agreement with Wikifamilies SA and its shareholders to acquire all of the equity interests of Wikifamilies.

Wikifamilies SA is a pre-revenue development stage Swiss company formed to design, develop and operate an Internet-based social media website, Wikifamilies.com, with a unique emphasis on families and new technologies.  This web-based platform is intended to enhance the ability of families to communicate and share family history and events while providing a secure location to transact family-related business matters. Wikifamilies intends to launch the website in the second calendar quarter of 2011.

The Exchange Agreement contains customary representations and warranties and covenants of Wikifamilies and the Wikifamilies shareholders regarding the operation of the business prior to the closing.  The closing is subject to customary conditions, including the parties satisfactory completion of due diligence and the completion of an audit of Wikifamilies’ financial statements from inception to the year ended December 31, 2010.  The parties will consummate the transaction as soon as possible after the required conditions have been met.   We anticipate that this acquisition, if completed, will have a material impact on our financial condition.

No Comparable Information

There is no relevant comparable historical financial information for the years ended December 31, 2010 and December 31, 2009, as the Company was a “shell” until June 4, 2010.  As previously disclosed, on June 4, 2010, the Company through its newly formed wholly-owned subsidiary Allianex Corp., purchased substantially all of the assets of Allianex, LLC.  In the acquisition, Allianex, LLC transferred substantially all of its assets and liabilities to Allianex Corp.  We have historically been involved in a single industry, leasing, however, with this acquisition, we also became involved in the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices.   In light of these changes, we do not believe that the historical financial information of the Company enhances the reader’s ability to assess the material changes in financial condition and results of operations as compared to the previous fiscal year, therefore, limited information is provided in our Results of Operations section below.  Further discussion of the historical financial information of Allianex, LLC is included in our Current Report on Form 8-K filed on June 10, 2010, as amended.

Results of Operations

Unless otherwise note, all material changes are related to the start of operations in June 4, 2010.

Revenues

During the twelve months ended December 31, 2010, we generated $4,071 in revenues from our leasing operations.  No revenues have been generated from the prepaid card line of business since the acquisition.

We expect revenues for the short term to remain minimal, however we believe we will begin to generate revenues after the acquisition of Wikifamilies, if such acquisition is completed, once Wikifamilies.com has launched.

General and Administrative

For the twelve months ended December 31, 2010, general and administrative expenses were $240,087 compared to $2,045 for the twelve months ended December 31, 2009.  The increase in general and administrative expenses was a result of Allianex’s operational costs as well as operational costs incurred during the attempted acquisition of WealthMakers, Ltd.

We expect general and administrative expenses for 2011 to trend marginally upward as we continue to incur additional expenses necessary to grow our business and to pursue the acquisition and, if completed, the operation of Wikifamilies.

Legal and Accounting

For the twelve months ended December 31, 2010, legal and accounting expenses were $326,232 compared to $25,030 for the twelve months ended December 31, 2009.  The legal and accounting expenses were largely incurred in the acquisition of Allianex and the attempted acquisition of WealthMakers, Ltd.  We expect legal and accounting expenses for 2011 to trend marginally upward as we continue to incur additional expenses necessary to grow our business and as a result of our being a publicly traded company.  This includes corporate legal, accounting, shareholder and SEC filing expenses.   We also expect to incur significant legal and accounting expenses in the first half of 2011 in connection with our proposed acquisition of Wikifamilies, as discussed above.

Other Income/(Expense)

For the twelve months ended December 31, 2010, other income/(expense) was other income of $87,360, compared to other expense of $327 for the twelve months ended December 31, 2009.

Other income for 2010 consisted mostly of income from the sale of an option to purchase common stock to Merrimen Investments, Inc. in April 2010 for $200,000, offset by an impairment charge of $106,424 for an impairment to the value of Allianex related intangible assets.

Net Income/(Loss)

For the twelve months ended December 31, 2010, net income/loss was a net loss of $514,544, compared to a net loss of $27,402 for the twelve months ended December 31, 2009.  The increase in net loss is a result of a lack of revenues and an increase in expenses less other income.

Comprehensive Income/(Loss)

For the twelve months ended December 31, 2010, comprehensive loss was $529,439 compared to a net loss of $27,402 for the twelve months ended December 31, 2009.  Investment values are stated at fair value with unrealized gains or losses recorded as other comprehensive income or expense accordingly.  Comprehensive loss for the twelve months ended December 31, 2010 includes unrealized losses on available-for-sale securities of $14,895.

Liquidity and Capital Resources

At December 31, 2010, our principal sources of liquidity included cash and cash equivalents of $3,654.  At December 31, 2010, we had working capital of $397,846, a significant increase from the working capital deficit of $19,577 at December 31, 2009. The change in working capital was primarily the result of a note receivable in the amount of $155,000, investments of $145,697, and prepaid expenses of $100,000.

For the twelve months ended December 31, 2010, we used $755,993 of cash from operations which was derived from net loss of $514,544, decreased by non-cash adjustments of $146,701, and increased by changes in operating assets and liabilities of $388,150.

Investment activities consumed $220,697 during the twelve months ended December 31, 2010 which included investments of $145,697, and cash paid to acquire allianex of $27,000.  As of December 31, 2010, we did not have any significant commitments for capital expenditures.  However, as discussed above, we have entered into an Exchange Agreement with Wikifamilies and the Wikifamilies shareholders.  Pursuant to the Exchange Agreement, the Company agreed to purchase all of the outstanding securities of Wikifamilies from the Wikifamilies Shareholders in exchange for an aggregate amount of 31,500,000 shares of common stock of the Company, which at closing is anticipated to represent approximately 68.43% of the Company’s outstanding Common Stock.  In addition, upon signing of the Exchange Agreement, the Company advanced to Wikifamilies $75,000 pursuant to a convertible note payable upon the closing of the Exchange Agreement.

Financing activities provided $980,345 during the twelve months ended December 31, 2010, which was derived mainly from $799,850 in stock sales to Angelique de Maison and $200,000 in stock sales under an option to Merrimen Investments Inc.

With respect to financial activities subsequent to the end of the fiscal year, on March 23, 2011, the Company entered into a Stock Purchase Agreement with Angelique de Maison.  Pursuant to the Stock Purchase Agreement, the Company has agreed to issue, and Ms. de Maison has agreed to purchase, shares of common stock of the Company, subject to certain conditions, as follows:

●	300,000 shares of common stock at a purchase price of $.25 per share upon execution of the Stock Purchase Agreement;

●	600,000 shares of common stock at a purchase price of $.25 per share upon closing of the transactions contemplated by the Exchange Agreement with Wikifamilies;

●
after the closing of the transactions contemplated by the Exchange Agreement, up to $100,000 of shares of common stock per month, at a purchase price of $.25, for a period of 18 months, as requested by the Company.

If certain budgetary projections are not met, the purchase price for future monthly installments will be reduced to $.20 per share of common stock and additional shares of common stock will be issued in order to retroactively adjust the purchase price for any previously purchased shares.  As a condition to each installment, the Company must be solvent and in the same line of business as of the date of the Closing, there must not have been any material breach of the Exchange Agreement by Wikifamilies or its shareholders, and the Company must not have become subject to any material contingent liability.  Furthermore, Ms. de Maison may terminate her obligations with respect to the installments if the closing contemplated by the Exchange Agreement has not occurred by May 31, 2011 or upon the occurrence of certain events, including her removal from the Board of Directors, the Company undergoing a change in control (as defined in the Stock Purchase Agreement), the Company failing to meet the agreed upon projected budget by a specified amount, or the Company becoming subject to bankruptcy proceedings or a material contingent liability.

If this financing is not sufficient, and we do not generate sufficient cash flow from operations to support our business, we intend to rely on additional financing transactions to secure the capital necessary to fund continued operations.  Any future sale of debt or equity may be pursuant to a private placement or a public offering.  There can be no assurances that any future financing will be made available to us, or made available on terms that are favorable to the Company or our current stockholders.

The discussion and analysis of our financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the saleability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Annual Report on Form 10-K. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 1 to the financial statements for the period ended December 31, 2010, included in this Annual Report on Form 10-K.

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

Segment Reporting

We have historically been involved in a single industry, leasing, however, with the acquisition of our new Allianex subsidiary, we also became involved in the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices.  Therefore, as of June 4, 2010, our products and operations are managed in two segments: the leasing segment and the prepaid card segment.

Factors That May Affect Future Operating Results

We are subject to various risks that may materially harm our business, financial condition and results of operations.  You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.  In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related To Our Business

We are a young company with little operating history, which makes it difficult to evaluate an investment in our company.

Until we completed the transaction with Allianex, we had minimal operations. The future of our Company currently is dependent upon our ability to successfully develop our current lines of business and to otherwise develop or acquire new lines of business.  While we believe we will be successful in the long term, we have limited operating history against which we can test our plans and assumptions, and therefore cannot evaluate the likelihood of success.   At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees. While management believes their estimates of projected occurrences and events are within the timetable of their business plan, there can be no guarantees or assurances that the results anticipated will occur.

We expect to incur net losses in future quarters and we cannot assure you that we will ever achieve profitability.

We have operated at a loss since our inception and minimal revenues to date.  If we do not achieve profitability, our business may not grow or operate. We are likely to continue to incur losses unless and until we are able to generate significantly more revenues from our current lines of business, or until we enter into a new line of business, like Wikifamilies, that generates revenues.  We will need to generate revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability.  We may not achieve sufficient revenues or profitability in any future period.  If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis. If we do not become profitable or are unable to maintain future profitability, the market value of our common stock may be adversely affected.

We may require additional funds to operate in accordance with our business plan, which we may not be able to obtain on terms acceptable to us, if at all.  If we cannot obtain additional funds, our ability to operate may be adversely affected.

We may not be able to obtain additional funds that we may require. We do not presently have adequate cash from operations or financing activities to meet our long-term needs.  If unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget.  If we do not operate within our budget, we will require additional funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns.  Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangements. If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our development, manufacturing, or sales and marketing programs.

If we need additional funds, we may seek to obtain them primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our stockholders. We may also attempt to obtain funds through arrangement with corporate partners or others. Those types of arrangements may require us to relinquish certain rights to our intellectual property or resulting products.

There is substantial doubt about our ability to continue as a going concern, which means that we may not be able to continue operations unless we obtain additional funding.

The report of our independent accountants on our December 31, 2010 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are highly dependent on Kenneth Rotman, the CEO of our prepaid card operations. Loss of Mr. Rotman could negatively impact our business and the value of our common stock.

For the continued operation of the Allianex business, we are largely dependent on Mr. Rotman for his familiarity with the technology support prepaid card business.  Our ability to successfully market and distribute our products may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of Mr. Rotman.  Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered.  We have not purchased key man insurance on any of our officers, which insurance would provide us with insurance proceeds in the event of their death.  Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace such individuals or to replace any business lost by the death of such individuals.

Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel. We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

We are highly dependent on our contractual relationships with those who provide our customer service infrastructure.  In the event that these parties are unable or unwilling to continue to provide such services to us, we would be materially impaired.

Our ability to deliver the services we sell through the prepaid card is dependent upon our relationships with our back office service providers who provide activation services and call center support for the prepaid cards.  Without this infrastructure, we would no longer be able to provide our product.  We have yet to enter into a formal agreement regarding these services.

We are highly dependent on our contractual relationships with our technical support service providers. If we do not maintain and develop these relationships, our results of operations and financial condition may be materially adversely affected.

We provide our customers with access to technology support services from third parties.  All of our technology support services are currently provided by two entities.  Our agreements with our service providers are for finite terms and, therefore, there can be no guarantee that these agreements will be renewed at all or on favorable terms to us. In the event that these parties are unable or unwilling to continue to provide such services to us, and we fail to enter engagements with other providers of technology services, we would be materially impaired.

We are highly dependent on aggregators of retail prepaid card products.  The loss of any of our current aggregator relationships could adversely impact our results of operations.

Our current business plan is highly dependent on a small number of retail aggregators to provide us with access to retail distribution channels.  Without these relationships, we may not be able to distribute our product in physical retail locations.  We have not entered agreements in which such aggregators are obligated to purchase a set quantity of our product.  Furthermore, our agreements with our retail aggregators are for finite terms and, therefore, there can be no guarantee that these agreements will be renewed at all or on favorable terms to us.  Although we continue to do business with these clients, and have no reason to believe we will cease doing business with any of them in the foreseeable future, the loss of any of our current aggregator relationships could adversely impact our results of operations if the revenue stream was not replaced by other sales.

Our revenues could suffer if we, or our retail partners, fail to effectively market and distribute our prepaid card services.

We currently rely on our retail partners for marketing and distribution of our prepaid card services. We are dependent upon such retailers, many of whom also sell services or products of other companies. As a result, we cannot control whether our retail partners will devote sufficient efforts to selling our services. In addition, we may not succeed in finding appropriate retailers and sales representatives in new markets that we may enter.  If our retail partners fail to effectively market or distribute our prepaid card services, our ability to generate revenues and grow our customer base could be substantially impaired.

There are several agreements and relationships that remain to be negotiated, executed and implemented which will have a critical impact on our operations, expenses and profitability.

The growth and success of our business will depend on our ability to maintain and expand our contractual relationships with technology support providers and distribution channels for our products.  Many of these relationships remain to be negotiated, executed and implemented, and even our existing relationship may be subject to renegotiation.  In some cases, the parties with whom we would need to establish a relationship have yet to be identified.  Our expectations regarding the likely terms of these agreements and relationships could vary greatly from the terms of any agreement or relationship that may eventually be executed or established.  If we are unable to enter into these agreements or relationships on satisfactory terms, or if revisions or amendments to existing terms become necessary, the development of additional service offerings, or the expansion of our distribution channels and the commencement of our related operations could be delayed.  In such an event, our expenses could be increased and our ability to achieve profitability could be adversely affected.

We face intense competition from other providers of technology support services.   If we cannot offer consumers a reason to use our technology support services instead of the software marketed by our competitors, our business and the results of our operations will be adversely affected.

We have many competitors that provide technology support services.  Our competitors include computer manufacturers, operating system providers, network equipment and computer hardware manufacturers, retail affiliated support firms and other remote and local technology support firms.  End-user customers may prefer obtaining technical support from such competitors because of greater product breadth offered by the Company, perceived advantages in price, technical support, compatibility or other issues.

Many of our competitors have greater brand name recognition and financial, technical, sales, marketing and other resources than we do and consequently may have an ability to influence customers to purchase their products rather than ours.  Our competitors could also gain market share by acquiring or forming strategic alliances with our other competitors.  Finally, because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies in the technology industry, we may face additional sources of competition in the future.

If we are unable to provide new and enhanced Internet security or identity protection support services to meet emerging industry standards, our operating results could be adversely affected.

Our future success depends on our ability to address the rapidly changing needs of our customers by developing, acquiring and introducing new products and services on a timely basis. The success of our business depends on our ability to keep pace with technological developments and emerging industry standards.  We intend to continue to expand our product offerings to meet or anticipate trends in technology use.  However, if we are unable to successfully develop such products or if we develop these products but demand for them does not materialize or occurs more slowly than we expect, we will have expended resources (such as personnel and equipment) and capital without realizing sufficient revenue to recover these costs, and our operating results could be adversely affected.

We may experience breakdowns in our processing systems that could damage customer relations.

We depend heavily on the reliability of our retail software integration systems in our core business. A system outage or data loss could have a material adverse effect on our business, financial condition and results of operations. In the event of a system outage or data loss, we would suffer damage to our reputation. To successfully operate our business, we must be able to protect our retail software integration and other systems from interruption, including from events that may be beyond our control. Events that could cause system interruptions include, but are not limited to, fire, natural disaster, unauthorized entry, power loss, telecommunications failure, computer viruses, terrorist acts and war.

We may experience software defects, computer viruses and development delays, which could damage customer relations, decrease our potential profitability and expose us to liability.

Our products are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected errors, viruses or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in:

●	additional development costs;

●	diversion of technical and other resources from our other development efforts;

●	loss of credibility with current or potential customers;

●	harm to our reputation; or

●	exposure to liability claims.

In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors, viruses or defects that could have a material adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability for claims through indemnification agreements with our suppliers, we cannot assure you that these measures will be successful in limiting our liability.

We plan to grow rapidly and our inability to keep up with such growth may adversely affect our profitability.

We plan to grow rapidly and significantly expand our operations.  We currently have a very small staff and few resources.  If we succeed in significantly expanding our operations, our growth may place a significant strain on our management team and other company resources.  We will not be able to implement our business strategy in a rapidly evolving market without effective planning and management processes.  We have a short operating history and have not implemented sophisticated managerial, operational and financial systems and controls.  If we grow significantly, we will have to manage multiple relationships with various strategic partners, including suppliers, distributors, and other third parties.  To manage the expected growth of our operations and personnel, we will have to significantly supplement our existing managerial, financial and operational staff, systems, procedures and controls.  We may be unable to supplement and complete, in a timely manner, the improvements to our systems, procedures and controls necessary to support our future operations, and consequently our operations will not function effectively.  In addition, our management may be unable to hire, train, retain, motivate and manage required personnel, or successfully identify, manage and exploit existing and potential market opportunities.  As a result, our business and financial condition may be adversely affected.

Business acquisitions, dispositions, joint ventures, or private equity transactions entail risks and may disrupt our business, dilute stockholder value or distract management attention.

We expect to continue to review opportunities to acquire other businesses or technologies, like Wikifamilies, that would complement our current business plan or otherwise offer growth opportunities. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or that they will not materially and adversely affect our business, operating results, or financial condition. If we make any further acquisitions, we may issue stock that would dilute our existing shareholders’ percentage of ownership, and we may incur substantial debt, and/or assume contingent or unknown liabilities.

To acquire and retain distribution channels, we depend on independent outside agents.  Our failure to maintain our relationships with our existing agents, and to recruit and establish new relationships with other agents could adversely affect our revenues and internal growth and increase our merchant attrition.

We rely primarily on the efforts of independent outside agents to market our services to retailers or other sales channels. These agents are individuals and companies that seek to introduce both newly established and existing product offerings to a variety of point of sale locations.   In certain instances agents that refer distribution channels to us are not exclusive to us and have the right to refer other services or products to these distribution channels. Our failure to maintain our relationships with our existing agents, and to recruit and establish new relationships with other agents could adversely affect our revenues and internal growth and increase our merchant attrition.

New and potential governmental regulations designed to protect or limit access to consumer information could adversely affect our ability to provide the services we provide.

We obtain from customers certain personal information when they register the PIN number for their prepaid card.  Due to the increasing public concern over consumer privacy rights, governmental bodies in the United States and abroad have adopted, and are considering adopting additional laws and regulations restricting the purchase, sale and sharing of personal information about customers.  Limitations on our ability to access and use customer information could adversely affect our ability to provide the services we offer or could impair the value of these services.

Several states have proposed legislation that would limit the uses of personal information gathered using the Internet. Some proposals would require proprietary online service providers and website owners to establish privacy policies. Congress has also considered privacy legislation that could further regulate use of consumer information obtained over the Internet or in other ways. Moreover, the Federal Trade Commission has recently settled a proceeding with one on-line service regarding the manner in which personal information is collected from users and provided to third parties. Our compliance with these privacy laws and related regulations could materially affect our operations.

Changes to existing laws or the passage of new laws could, among other things:

●	create uncertainty in the marketplace that could reduce demand for our services;

●	limit our ability to collect and to use cardholder data;

●	increase the cost of doing business as a result of litigation costs or increased operating costs; or

●	in some other manner have a material adverse effect on our business, results of operations and financial condition.

Our business may be adversely affected by risks associated with foreign operations.

Our current service providers operate out of India, and in the future we may work with other service partners or distribution channels based outside of the United States.  Political uncertainties, economic changes, civil unrest, exchange rate fluctuations, adverse changes in legal requirements, including tax, tariff and trade regulations and other difficulties in working with companies managed outside the United States could seriously harm the development of our business and ability to operate.  Further, as we do more business in an increasing number of countries, our business becomes more exposed to the impact of the political and economic uncertainties, including government oversight, of foreign jurisdictions.

Risks Related to Our Common Stock

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.  We cannot assure you that an active public trading market for our common stock will develop or be sustained.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Angelique de Maison, Chief Executive Officer and Chairman of the Board, beneficially owns a substantial amount of our common stock, which gives her significant influence over the direction of our affairs and business.  Additionally, this concentration of ownership could discourage or prevent a potential takeover that might otherwise result in our shareholders receiving a premium over the market price for our common stock.

Angelique de Maison, Chief Executive Officer and Chairman of the Board of Directors, owns approximately 60.49% of our outstanding common stock.  Accordingly, she will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control or cause the market price of our stock to decline. Notwithstanding the exercise of her fiduciary duties as a director and executive officer, and any duties that she may have to the Company or our other stockholders in general, Ms. de Maison may have interests different than yours.

Future sales of our common stock could put downward selling pressure on our shares, and adversely affect the stock price.

Future sales of our common stock in the public market, or the perception that such sales could occur, could put downward selling pressure on our shares, and adversely affect the market price of our common stock.  We have recently granted registration rights in connection with the private placement of our securities.  If these shares are registered for resale to the public, a substantial amount of our common stock could be sold on the public market and could result in downward selling pressure.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

Obtaining additional capital though the sale of common stock will result in dilution of shareholder interests.

We may raise additional funds in the future by issuing additional shares of common stock or other securities, which may include securities such as convertible debentures, warrants or preferred stock that are convertible into common stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock.  Additionally, these options, warrants and conversion rights may hinder future equity offerings, and the exercise of those options, warrants and conversion rights may have an adverse effect on the value of our stock.  If any such options, warrants or conversion rights are exercised at a price below the then current market price of our shares, then the market price of our stock could decrease upon the sale of such additional securities.  Further, if any such options, warrants or conversion rights are exercised at a price below the price at which any particular shareholder purchased shares, then that particular shareholder will experience dilution in his or her investment.

We expect to be subject to SEC regulations and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for public companies. Our failure to comply with these laws may have a material adverse effect on our business and stock price.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a shareholder’s ability to buy and sell our stock.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Item 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are included as Exhibits under Item 15 and are hereby incorporated by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

Item 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, the Company has determined that its system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, and for assessing the effectiveness of internal control over financial reporting.

Internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on our financial statements.

Management had determined during the fiscal year ended December 31, 2009, that there were material weaknesses in its internal control over financial reporting procedures, and developed the following procedure to improve the internal procedures.  Financial statements are prepared by the Company’s Chief Financial Officer, reviewed by the  Chief Executive Officer, distributed to the Board of Directors for review and comment, along with the Company’s books and records for the periods covered in the financial statements.  The financial statements are then presented to the Company’s independent registered public accounting firm for an independent review prior to the filing and disclosure of any financial information.

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, management concluded that, as of December 31, 2010, our internal control over financial reporting are not effective.

In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2010.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.           OTHER INFORMATION

Not Applicable

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Angelique de Maison	40	Chief Executive Officer, Director
Charlotte Hopkins	40	President, Director
Trisha Malone	35	Chief Financial Officer, Director
Micheel T. Ryan	49	Director

Angelique de Maison.  Ms. de Maison has been the Chief Executive Officer and a director of the Company since inception.  From November 2006 through 2007 she served as director of CIC Holding Company, Inc., a public company.  Ms. de Maison is an accomplished investment strategist, capital formation expert and proven business advisor. Previously, as supervising director of Bridges Investments, she managed a successful financing group focusing on short term- bridge financing opportunities for investors creating low exposure, high yield ventures. Ms. de Maison’s experience in financing led to the conclusion that she should serve as a director of the Company.

Charlotte Hopkins.  Ms. Hopkins has been a director since November 5, 2010, and President since June 23, 2010.  Prior to her appointment with the Company, Ms. Hopkins, was at Web.com (NASDAQ: WWWW) in Business Development for eleven years. Web.com offers a variety of integrated online tools and services including website design and web publishing, web hosting, business email, domain name registration, web marketing and ecommerce services specifically designed for small business owners.   At Web.com, Ms. Hopkins was Director of Business Development and developed and managed many partnerships for Web.com, including partnerships with Discover and First Data Corporation. Ms. Hopkins has an undergraduate degree from Carroll University.  Ms. Hopkins’ experience in business development and marketing led to the conclusion that she should serve as a director of the Company.

Trisha Malone.  Ms. Malone has been a director since November 5, 2010, and Chief Financial Officer since June 23, 2010.  Ms. Malone has more than 17 years of experience working in finance and accounting.  Ms. Malone has been self employed as an independent accounting consultant for the past three years and is presently consulting as Corporate Controller for several private companies.   She is also presently a director and the Chief Financial Officer of Casablanca Mining Ltd. (OTCBB:  CUAU), a public company engaged in precious-metal mine exploration and production. Ms. Malone served as the Corporate Controller for Lenco Mobile Inc. (Pink Sheets: LNCM), which operates in the high growth mobile marketing and Internet sectors, from 2007 to 2009 and as Corporate Secretary for the company until June 2010.  From 2006 to 2008, Ms. Malone was the Corporate Controller for Satellite Security Corporation  (later renamed Mobicom Corporation (Pink Sheets:  MBIC)), a developer of satellite systems for the marine industry.  She has an extensive background in all aspects of corporate finance including financial reporting and forecasting as well as mergers and acquisitions.  Ms. Malone has a degree in Business Administration from Grossmont College.  Ms. Malone’s experience in finance and accounting and mergers and acquisitions led to the conclusion that she should serve as a director of the Company.

Michael T. Ryan.  Mr. Ryan has been a director since March 30, 2010.  Since 1999, Mr. Ryan has been a partner at EHG Financial Planning Services, running a financial planning practice catering to the needs of small business owners and affluent individuals.  Mr. Ryan holds a Bachelor’s Degree in Human Resource Development with a minor in Business Management from Brigham Young University-Hawaii.  He is a Certified Financial Planner, and holds a Series 7 and California State securities license, and California life, health and disability insurance licenses. Mr. Ryan’s experience in financing led to the conclusion that she should serve as a director of the Company.

Significant Employees

Kenneth Rotman.  Mr. Rotman, age 52, became Chief Executive Officer of Allianex Corp. in connection with the Company’s acquisition of the assets of Allianex on June 4, 2010.  Mr. Rotman began his sales and marketing career in 1997 when he co-founded Fionda, LLC, a master agent and distributor of telephone and other consumer services.  Mr. Rotman sold his interest in Fionda in 2004 and formed Allianex.  In parallel, from 2005 to 2007, Mr. Rotman was a partner in Ocenture, LLC, a firm specializing in private label product development, support and implementation, where his clients included credit card companies, insurance companies, direct selling companies and more.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Angelique de Maison, Michael Ryan, Trish Malone, Charlotte Hopkins and Merrimen Investments, Inc., the Company’s current and former officers, directors and persons who beneficially own or owned more than 10% of the Company’s common stock, did not file the Form 3’s required by Section 16(a) of the Exchange Act to indicate their initial status as reporting persons under Section 16(a) on a timely basis.  In addition, a Form 4 and Form 5 was not filed on a timely basis in connection with two transactions of Ms. de Maison and a Form 4 was not filed on a timely basis in connection with one transaction by Merrimen Investments, Inc.  Except as described above, to the Company’s knowledge, for the fiscal year ended December 31, 2010 and the interim period up to the date of this report, no person who is an officer, director or beneficial owner of more than 10% of the Company’s common stock or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

Code of Ethics

Our Board of Directors has adopted a code of ethics covering all of our executive officers and key employees. A copy of our code of ethics is included as an Exhibit under Item 15 and will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, Kensington Leasing, Ltd., 1005 S. Center Street, Redlands, CA, 92373.

Committees

The Company does not have standing nominating, audit or compensation committees. The Board of Directors believes that it is not necessary to have a standing audit, nominating or compensation committee at this time because, given the Company’s size, the functions of such committees are adequately performed by the Board of Directors.  Ms. Malone has been designated by the Board of Directors as the “audit committee financial expert.”   Ms. Malone is not considered “independent” as defined by the Nasdaq Marketplace Rules.

Item 11.	EXECUTIVE COMPENSATION

The following table provides information as to compensation of all named executive officers of the Company, as defined under Item 402 of Regulation S-K, for each of the Company’s last two fiscal years, or the last fiscal year if the named executive officer was not a named executive officer in the previous fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	All Other Compensation	Total

Angelique de Maison, Chief Executive Officer and Director	2010 2009	$0 $0	$0 $0	$0 $0
Trisha Malone, Chief Financial Officer and Director (1)	2010	$5,775	$0	$5,775
Charlotte Hopkins, President and Director (1)	2010	$8,333	$0	$8,333

(1)
Ms. Hopkins was appointed President and Ms. Malone was appointed Chief Financial Officer in June 2010.  Prior to their appointments, Ms. de Maison was the only named executive officer as defined under Item 402 of Regulation S-K.

No executive officer received compensation during the fiscal year ended December 31, 2010 in excess of $100,000.  There are no outstanding equity awards or options to any executive officer issued or outstanding for services to the Company.

Employment Agreements

On May 14, 2010, the Company’s wholly owned subsidiary, Allianex Corp., and Mr. Rotman entered into an employment agreement that became effective upon the closing of the acquisition of the assets of Allianex, LLC.  Under the employment agreement, Mr. Rotman will serve as Chief Executive Officer of Allianex Corp.  The employment agreement provides that Mr. Rotman will receive an annual base salary of $150,000, subject to annual increases at the sole discretion of Allianex Corp.’s Board of Directors, and a quarterly cash bonus equal to 3% of the earnings before interest, taxes, depreciation or amortization of Allianex Corp. for that quarter.  Mr. Rotman’s employment is at will, but if Mr. Rotman’s employment is terminated by us without cause or by him for "good reason" (as defined in the employment agreement), he will be entitled to continue to receive base salary and certain benefits for three months and a pro rata portion of his bonus based on the number of days in the fiscal quarter prior to his termination.

Except as disclosed above, the Company has not entered into any employment contracts.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation paid to each of our directors who was not a named executive director during 2010 for their services to the Company:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Michael Ryan, Director	$35,000	$0	$35,000

Except as disclosed above and as disclosed elsewhere with respect to our named executive officers, since inception, we have not paid any compensation or made any equity awards to any of our directors.

Item 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2011 for: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our named executive officers and directors; and (iii) all of our current named executive officers and directors as a group.

Unless otherwise noted, we believe that each beneficial owner named in the table has sole voting and investment power with respect to the shares shown, subject to community property laws where applicable.  An asterisk (*) denotes beneficial ownership of less than one percent.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Class(1)
Angelique de Maison	8,788,997	60.49%
Michael T. Ryan	0	*
Charlotte Hopkins	47,250
Trisha Malone	0	*
Directors and Officers as a group (4 persons)	8,836,247	60.82%

(1)	The percentage ownership reflected in the table is based on 14,529,128 shares of Common Stock outstanding as of March 31, 2010.

The Company is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.

Changes in Control

As discussed under Item 1 - Business, on March 23, 2011, the Company entered into an Exchange Agreement with Wikifamilies SA and its shareholders. Pursuant to the Exchange Agreement, the Company agreed to purchase all of the outstanding securities of Wikifamilies from the Wikifamilies Shareholders in exchange for an aggregate amount of 31,500,000 shares of common stock of the Company, which at closing is anticipated to represent approximately 68.43% of the Company’s outstanding common stock.

Pursuant to the Exchange Agreement, upon closing and subject to the requirements of the Securities Exchange Act of 1934, Mr. Hutchinson will be appointed as a director and Chief Executive Officer and President of the Company, Chris Dengler, will be appointed as a director and Chief Technology Officer, and Robert Coleridge will be appointed as a director and Chief Software Officer.  Upon closing, Charlotte Hopkins and Michael T. Ryan will resign as directors.

The Exchange Agreement contains customary representations and warranties and covenants of Wikifamilies and the Wikifamilies shareholders regarding the operation of the business prior to the closing.  The closing is subject to customary conditions, including the parties satisfactory completion of due diligence and the completion of an audit of Wikifamilies’ financial statements from inception to the year ended December 31, 2010.  In connection with the transaction, the Wikifamilies shareholders have agreed not to compete with the Company for three years after their holdings of the Company become de minimis.  The parties will consummate the transaction as soon as possible after the required conditions have been met.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Common Stock Issuances

On June 27, 2008, the Company issued 800,000 shares of common stock to Angelique de Maison, Chief Executive Officer and Chair of the Board, for setup costs and the Company’s business plan in an amount of $10,000.

On March 31, 2010, the Company issued 6,000,000 shares of its common stock to Ms. de Maison at the price of $0.08 per share, for a total of $480,000 in cash.

On March 23, 2011, the Company entered into a Stock Purchase Agreement with Ms. de Maison pursuant to which the Company has agreed to issue, and Ms. de Maison has agreed to purchase, shares of common stock of the Company, subject to certain conditions, as follows:

●	300,000 shares of common stock at a purchase price of $.25 per share upon execution of the Stock Purchase Agreement;

●	600,000 shares of common stock at a purchase price of $.25 per share upon closing of the transactions contemplated by the Exchange Agreement with Wikifamilies; and

●
after the closing of the transactions contemplated by the Exchange Agreement, up to $100,000 of shares of common stock per month, at a purchase price of $.25, for a period of 18 months, as requested by the Company.

If certain budgetary projections are not met, the purchase price for future monthly installments will be reduced to $.20 per share of common stock and additional shares of common stock will be issued in order to retroactively adjust the purchase price for any previously purchased shares.   As a condition to each installment, the Company must be solvent and in the same line of business as of the date of the Closing, there must not have been any material breach of the Exchange Agreement by Wikifamilies or its shareholders, and the Company must not have become subject to any material contingent liability.  Furthermore, Ms. de Maison may terminate her obligations with respect to the installments if the closing contemplated by the Exchange Agreement has not occurred by May 31, 2011 or upon the occurrence of certain events, including her removal from the Board of Directors, the Company undergoing a change in control (as defined in the Stock Purchase Agreement), the Company failing to meet the agreed upon projected budget by a specified amount, or the Company becoming subject to bankruptcy proceedings or a material contingent liability.

Capital Contribution

On November 29, 2009, Ms. de Maison gifted the URL “sendaprayer.com” to the Company.  This asset has been recorded at the cost incurred by Ms. de Maison of $5,000.

Loans from Angelique de Maison

During the year ended December 31, 2009, Ms. de Maison loaned the Company a total of $14,250 for operating expenses at an interest rate of 10% per year. This loan was repaid in full (including $327 in accrued interest) on  March 31, 2010.  Ms. de Maison also loaned the Company a total of $5,000 for additional start-up costs at no interest.  This loan was repaid in full on June 8, 2010.

On March 31, 2010, Ms. de Maison agreed to purchase from the Company, subject to certain conditions, upon the Company’s demand at any time on or prior to June 30, 2011, a note in the amount $520,000.  The note is unsecured, not convertible, bears interest at the rate of 10% per annum, payable quarterly, and is due and payable on June 30, 2012.   During the year ended December 31, 2010, a total of $319,850.21 was borrowed pursuant to this note.  As discussed below, the outstanding balance on the note was cancelled on December 1, 2011.

Merriman Option

On April 9, 2010, the Company entered into an Option Purchase Agreement with Merrimen Investments, Inc. (“Merrimen”) pursuant to which the Company sold to Merrimen for $200,000 an option to purchase up to 24,000,000 shares of its common stock.  The option had an exercise price of $0.08 per share, was to expire on April 8, 2011, and could be exercised on or after October 1, 2010.  Under the Option Purchase Agreement, Merrimen received demand registration rights and piggyback registration rights with respect to the shares it may acquire upon exercise of the option.  Zirk Engelbrecht, who may be considered a related party to Ms. de Maison under the rules of the Securities Exchange Act of 1934, as amended, is the sole officer, director and shareholder of Merrimen.  Mr. Engelbrecht and Merrimen disclaim beneficial ownership of any securities of the Company beneficially owned by Ms. de Maison, and Ms. de Maison disclaims beneficial ownership of any securities beneficially owned by Merrimen or Mr. Engelbrecht.

On November 9, 2010, Merrimen elected to exercise part of its option granted pursuant to the Option Purchase Agreement to purchase 2,500,000 shares of the Company’s common stock.  The exercise price for the shares of common stock was $.08 per share, for an aggregate exercise price of $200,000.

On December 1, 2011, Ms. de Maison purchased from Merrimen the option granted pursuant to the Option Purchase Agreement dated April 9, 2010 and used the $319,850.21 of outstanding principal and interest due under her note dated March 31, 2010 as payment of the exercise price under the option for the purchase of 3,998,128 shares of the Company’s common stock.  In addition, Ms. de Maison agreed to cancel the unexercised portion of the option.

WealthMakers

On August 27, 2010, the Company entered into a Share Exchange Agreement with WealthMakers, Ltd. (“WealthMakers”).  Under the Share Exchange Agreement, the Company had agreed to issue 3,838,500 shares of its common stock in exchange for all of the issued and outstanding capital shares of WealthMakers.

On November 9, 2010, the Company entered into a Termination Agreement with WealthMakers whereby the Company and WealthMakers terminated the Share Exchange Agreement.  No early termination fees were incurred by the Company as part of the termination and the Termination Agreement contains a mutual release from any liability based upon, arising out of, or related to the Share Exchange Agreement.  The Company agreed to terminate the Share Exchange Agreement because as the parties proceeded towards closing, it no longer appeared that the acquisition of WealthMakers would be consistent with the Company’s business plan.

Angeligue de Maison is the Chief Executive Officer and Chairman of the Board of WealthMakers, Trisha Malone, Chief Financial Officer of the Company, is also Secretary Cheif Financial Officer, director and a shareholder of WealthMakers.

Director Independence

The Company’s common stock is traded on the OTC Bulletin Board, which does not maintain any standards regarding the independence of the directors on its Board of Directors.  In absence of such requirements, we have elected to use the definition for “director independence” under the Nasdaq Listing Rules.

Currently, each of the Company’s directors are also officers of the Company and therefore not considered “independent” as defined by the Nasdaq Marketplace Rules.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Gruber & Co., LLC audited our financial statements for fiscal years 2009 and 2010.  Aggregate fees billed to us by Gruber & Co., LLC for professional services rendered with respect to fiscal years 2009 and 2010 were as follows:

	2009	2010
Audit Fees	4,000	4,250
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
	4,000	4,250

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees we paid for professional services for the audit of our consolidated financial statements included in our Form 10-K and the review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

All audit related services, tax services and other services rendered by the Company’s principal accountant were pre-approved by the Company’s Board of Directors at the time.  The Board of Directors has adopted a pre-approval policy that provides for the pre-approval of all of the services that were performed for the Company by its principal accountant.

Item 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

The Company’s financial statements and related notes thereto are listed and included in this Annual Report as Exhibit 99.1.   The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit	Description
2.1	Exchange Agreement, dated March 23, 2011, by and among Kensington Leasing, Ltd., Wikifamilies SA, Malcolm Hutchinson, Robert Coleridge, Rigosa Finance Limited, and TC Holdings LLC.*
3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10 filed on January 15, 2009.
3.2	Bylaws. Incorporated by reference to Exhibit 3.4 to Registration Statement on Form 10 filed on January 15, 2009.
3.3	Amendment to the Bylaws. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 7, 2010.
4.1
Securities Purchase Agreement, dated March 31, 2010, between Kensington Leasing, Ltd. and Angelique de Maison. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 5, 2010.

4.2
Option Purchase Agreement, dated April 9, 2010, between Kensington Leasing, Ltd. and Merrimen Investments, Inc. and Option to Purchase Common Stock dated April 9, 2010 issued to Merrimen Investments, Inc.  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 15, 2010.

4.3
Notice of Exercise and Cancellation of Option, dated December 1, 2010, between Kensington Leasing, Ltd. and Angelique de Maison. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 3, 2010.

10.1
Asset Purchase Agreement, dated May 14, 2010, between Kensington Leasing, Ltd., Allianex Corp. and Allianex, LLC. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 20, 2010.

10.2	Employment Agreement, dated May 14, 2010, between Allianex Corp. and Kenneth Rotman. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 20, 2010.
10.3
Termination Agreement, dated November 9, 2010, by and between Kensington Leasing, Ltd. and Wealth makers, Ltd. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 9, 2010.

10.4	Stock Purchase Agreement, dated March 23, 2011, by and between Kensington Leasing, Ltd., and Angelique de Maison.*
14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on July 9, 2010.
21.1	Subsidiaries.*
31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audited Financial Statements of Kensington Leasing, Ltd. for the fiscal year ended December 31, 2010.*
*	Filed with this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENSINGTON LEASING, LTD.

Date: April 15, 2011	By:	/s/ Angelique de Maison
Angelique de Maison
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Angelique de Maison	Chief Executive Officer (Principal Executive Officer), Director	April 15, 2011
Angelique de Maison

/s/ Trisha Malone	Chief Financial Officer (Principal	April 15, 2011
Trisha Malone	Financial and Accounting Officer), Director

/s/ Charlotte Hopkins	President, Director	April 15, 2011
Charlotte Hopkins

/s/ Michael Ryan	Director	April 15, 2011
Michael Ryan