Form 10-Q
period 2011-03-31
KENSINGTON LEASING, LTD.
filed 2011-05-23
CIK 1454010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______ to ______
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

As of May 18, 2011, the issuer had 14,829,128 shares of common stock (“Common Stock”) outstanding.

Kensington Leasing, Ltd.
(A Development Stage Company)

TABLE OF CONTENTS

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

Kensington Leasing, Ltd.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$368	$3,654
Notes receivable	230,000	155,000
Inventory, net of reserves	—	—
Investments	145,697	145,697
Prepaid expenses	100,000	100,000
Total Current Assets	476,065	404,352

Non-Current Assets
Fixed asset, net	31,309	33,347
Intangible assets, net of impairment	78,295	82,153
Total Non-Current Assets	109,605	115,500

TOTAL ASSETS	585,670	519,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	3,878	6,506
Notes payable	21,907	—
Accrued interest	—	—
Due to related parties	—	—
Total Liabilities	25,785	6,506

Stockholders’ Equity
Common stock, $.001 par value, 100,000,000 shares authorized, 14,829,128 and 14,529,128 shares issued and outstanding respectively	14,830	14,529
Paid in capital	1,135,358	1,060,658
Other comprehensive loss	(14,895)	(14,895)
Net income/(loss) accumulated during development stage	(575,408)	(546,946)
Total Stockholders Equity	559,885	513,346

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$585,670	$519,852

See notes to consolidated financial statements

Kensington Leasing, Ltd.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010	From June 27, 2008 (Inception) to March 31, 2011
Revenue	$—	$—	$4,071
Inventory obsolescence	—	—	39,656

Operating expenses
General and administrative	7,856	1,976	245,912
Legal and accounting	14,710	25,815	370,972
Depreciation and amortization	5,896		9,972
Total expenses	28,462	27,791	626,856

Ordinary income (loss)	(28,462)	(27,791)	(662,441)

Other income (loss)	—	—	87,033

Net income (loss)	(28,462)	$(27,791)	$(575,408)

Income per share	$(0.00)	$(0.02)	$(0.13)

Weighted average common shares	14,416,128	1,379,667	4,375,676

Statements of Comprehensive Income (Loss)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010	From June 27, 2008 (Inception) to March 31, 2011
Net income (loss)	$(28,462)	$(27,791)	$(575,408)

Unrealized losses on available-for- sale securities	—	—	(14,895)

Total comprehensive income (loss)	$(28,462)	$(27,791)	$(590,303)

See notes to consolidated financial statements

Kensington Leasing, Ltd.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010	From June 27, 2008 (Inception) to March 31. 2011
Cash flows from operating activities
Net income/(loss)	$(28,462)	$(27,791)	$(575,408)

Non-cash transactions to reconcile cash used in operations
Depreciation	$2,038	$—	$6,114
Intangible asset amortization	3,858	3,858
Inventory obsolescense reserve	—	—	39,656
Intangible asset impairment	—	—	106,424
Common stock issued for settlement	—	—	11,440
Unrealized loss on stock held for sale	—	—	(14,895)
Cash used in operations
Notes receivable	(75,000)	(100,000)	(230,000)
Inventory	—	—	(39,656)
Accounts payable	(2,628)	462	(96,122)
Prepaid expenses	—	(2,379)	(100,000)

Total cash from operations	(100,194)	(129,708)	(888,589)

Cash flows from investing activities
Investments	—	—	(145,697)
Purchase of Allianex	—	—	(75,000)
Total cash used in investing activites	—	—	(220,697)

Cash from financing activities	—
Stock offering	75,000	480,000	1,087,747
Notes payable	21,907	—	21,907
Accrued interest	—	—
Loans from related parties	—	(3,487)	—

Total cash from financing activities	96,907	476,513	1,109,654

INCREASE (DECREASE) IN CASH	(3,287)	346,805	368

BEGINNING CASH	3,654	—	—

ENDING CASH	$368	$346,805	$368

Supplemental disclosure of non-cash investing activities:
Acquisition of Allianex	—
Intangible assets	$—	$—	$183,577
Fixed assets	—	—	37,423
Liabilites assumed	—	—	(100,000)
Total	—	—	121,000
Common stock issued for acquisition	—	—	46,000
Purchase of Allianex	$—	$—	$75,000

See notes to consolidated financial statements

Kensington Leasing, Ltd.
(a development stage company)
Notes to Unaudited Consolidated Financial Statements
For the period ended March 31, 2011

NOTE 1:   HISTORY OF OPERATIONS

Kensington Leasing, Ltd. (“Kensington” or the “Company”) was incorporated on June 27, 2008 in the State of Nevada.  On June 4, 2010, Kensington, through its newly formed wholly owned subsidiary Allianex Corp., purchased substantially all of the assets of Allianex, LLC (the “Allianex acquisition”), pursuant to an Asset Purchase Agreement, dated May 14, 2010 by and among Kensington, Allianex Corp. and Allianex, LLC.  Unless the context otherwise requires, references to the “Company” mean Kensington and Allianex Corp.  In the context of common stock, notes and other securities, references to the “Company” mean Kensington unless otherwise stated.

Until the acquisition of the assets of Allianex, LLC, the Company solely planned to specialize in leasing equipment to a select clientele. Because it had taken longer than anticipated to launch the Company’s leasing business, the Company elected to investigate additional lines of business, including online prepaid computer and digital support services.  The Company’s primary business after the acquisition is the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices.  Allianex has not generated any revenues since the acquisition.  The leasing business has generated minimal revenues since inception.

Because the Company’s current lines of business have not generated significant revenue, the Company is presently investigating additional lines of business and other avenues to grow the Company and is currently determining whether or not to continue in its present lines of business.  In connection with this exploration of additional lines of business, on March 23, 2011, the Company entered into an Exchange Agreement with Wikifamilies SA and its shareholders to acquire all of the equity interests of Wikifamilies.  This acquisition was completed on May 20, 2011.   We anticipate that this acquisition will have a material impact on our financial condition.

Wikifamilies SA is a pre-revenue development stage Swiss company formed to design, develop and operate an Internet-based social media website, Wikifamilies.com, with a unique emphasis on families and new technologies.  This web-based platform is intended to enhance the ability of families to communicate and share family history and events while providing a secure location to transact family-related business matters. Wikifamilies intends to launch the website late in the second or early in the third calendar quarter of 2011.

NOTE 2:   CONTINUED EXISTENCE

The Company has not generated any significant revenue during the period ended March 31, 2011 and has funded its operations primarily through the issuance of equity. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

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

Revenue is recognized in accordance with Accounting Standards Codification Topic No. 605-10-S99 “Revenue Recognition” (ASC 605-10-S99) when the following criteria are met:

●	evidence of an arrangement exists;
●	delivery has occurred or services have been rendered and the significant risks and rewards of ownership have been transferred to the purchaser;
●	transaction costs can be reliably measured;
●	the selling price is fixed or determinable; and
●	collectability is reasonably assured.

Inventory
Inventory, which consist primarily of purchased parts and supplies, are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method.

The Company evaluates the need to record adjustments for impairment of inventory.  At March 31, 2011, the inventory has been written down to its estimated net realizable value.  Inherent in the estimates of net realizable value are management’s estimates.

Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and impairment. Land is not depreciated. Repairs and maintenance are charged to operations as incurred.

Property and equipment is depreciated on a straight-line basis over its expected useful life. The depreciation methods, and estimated remaining useful lives are reviewed at least annually.  The expected useful lives are as follows:

Furniture and fixtures	7 years
IT equipment	5 years
Computer software	3 years

Upon classification of property and equipment as held for sale it is reviewed for impairment. The impairment charged to the income statement is the excess of the carrying value of the property and equipment over its expected fair value less costs to sell.

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

NOTE 4:  ALLIANEX ACQUISITION

On June 4, 2010, the Company purchased substantially all of the assets of Allianex, LLC, pursuant to the Asset Purchase Agreement, dated May 14, 2010.  The purchase price for the assets was $75,000 in cash, 575,000 shares of the Company common stock valued at $.08 per share, and the assumption of Allianex, LLC’s accounts payable.  In addition, the Company agreed to pay Allianex, LLC 25% of the earnings before interest, taxes, depreciation and amortization (EBITDA) of Allianex Corp. from July 1, 2010 through June 30, 2013, payable quarterly but calculated on a cumulative basis.  The earn out payments will be made 25% in cash and 75% in common stock of the Company valued at the market price of the common stock on the last day of the quarter, provided that the Company may elect to pay in cash instead of common stock if the market price is less than $2.00 per share and Allianex, LLC may elect to receive cash instead of common stock if the market price is greater than $4.00 per share.  Subsequent to this purchase the Company has evaluated the estimated future earnings of Allianex Corp. through June 30, 2013 and have determined that the Company is not anticipating making any earn out payments.  The Company will re-evaluate this determination quarterly.

The assets the Company acquired from Allianex included principally: fixed assets (recorded at net book value of $37,423); intangible assets consisting of contracts and relationships with a network of retail aggregator partners, affinity groups and direct selling companies, and a call center; as well as a worldwide license to use, exploit, market, sell and distribute certain software products to the purchasers of prepaid cards (recorded at a value of $183,577) and liabilities assumed consisting of accounts payable of $100,000.   In addition, we paid $111,042 in acquisition costs including legal and accounting expenses.

Assets & Liabilities Acquired	Amounts

Fixes Assets	37,423
Contracts and Software License	183,577
Accounts Payable	(100,000)

Purachase Price	$121,000

NOTE 5:  WIKIFAMILIES ACQUISITION

On March 23, 2011, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Wikifamilies SA, a corporation organized under the laws of Switzerland (“Wikifamilies”), and the shareholders of Wikifamilies, Malcolm Hutchinson, Robert Coleridge, Rigosa Finance Limited, and TC Holdings LLC (collectively, the “Wikifamilies Shareholders”).

Wikifamilies SA is a pre-revenue development stage Swiss company formed to design, develop and operate an Internet-based social media website, Wikifamilies.com, with a unique emphasis on families and new technologies.  This web-based platform is intended to enhance the ability of families to communicate and share family history and events while providing a secure location to transact family-related business matters. Wikifamilies intends to launch the website late in the second or early in the third calendar quarter of 2011.

Pursuant to the Exchange Agreement, the Company agreed to purchase all of the outstanding securities of Wikifamilies from the Wikifamilies Shareholders in exchange for an aggregate amount of 31,500,000 shares of Common Stock of the Company (“Kensington Shares”), which at closing represented approximately 67.99% of the Company’s outstanding Common Stock.  In addition, upon signing of the Exchange Agreement, the Company advanced to Wikifamilies $75,000 pursuant to a convertible note payable upon the closing of the Exchange Agreement.  If the Exchange Agreement is terminated for any reason, the note will automatically convert into shares of common stock representing approximately 1.84% of the equity interests of Wikifamilies.  The parties consummated the transaction on May 20, 2011.

NOTE 6:  NOTES RECEIVABLE

Notes receivable at March 31, 2011 consisted of the following:

Terms	Amount

Loan and Security Agreement and Note with JP09 & Associates and John Pena for $155,000 dated July 15, 2010 at 10% interest for one year, principal and interest due and payable at maturity.	155,000

Advance to Wikifamilies SA upon signing of Exchange Agreement on March 23, 2011.	75,000

Total Notes Receivable at March 31, 2011	$230,000

NOTE 7:  INVENTORY

Inventory at March 31, 2011 consisted solely of pre-printed gift cards for the Allianex retail card sales market.  As there were no revenues for this business segment, we elected to reserve for the full value of inventory assuming this inventory is obsolete.

Inventory	Amounts

Pre-printed My Tech Card gift cards	39,656
Inventory obsolescence reserve	(39,656)

Net Inventory	$—

NOTE 8:  INVESTMENTS

Investments consist of funds invested in debt securities held to maturity.  Investments are recorded at their amortized cost basis in accordance with Accounting Standards Codification 320 “Investments – Debt and Equity Securities” (ASC 320).

NOTE 9:  PREPAID EXPENSES

Prepaid expenses consist of $100,000 paid in advance to a vendor to provide software design and marketing services not yet provided at March 31, 2011.  We expect these services will be provided by June 30, 2011.

NOTE 10:  FIXED ASSETS

The Company acquired fixed assets with a net book value of $37,423 in the Allianex acquisition in June 2010.  See Note 4: ALLIANEX ACQUISITION.  The fixed assets are being amortized over their remaining useful lives averaging 55 months.  Depreciation expense for the three months ended March 31, 2011 was $2,038.

Asset Classification	Amounts

Office Equipment	3,632
Furniture and Fixtures	3,151
Computer Equipment	226
Transportation Equipment	26,587
Office Improvements	3,827
37,423
Less Accumulated Depreciation	(6,114)
Net Book Value	$31,309

NOTE 11: INTANGIBLES

The domain name sendaprayer.com is deemed to have an indefinite life and no amortization has been recorded.  The asset was received as a gift and was recorded at $5,000, the cost paid by the giftor which was deemed to be fair value.

In accordance with Accounting Standards Codification Topic 350-20 "Intangibles - Goodwill and Other" (ASC 350-20) intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows of the entity (useful lives). The amortization method should reflect the pattern in which the asset's economic benefits are consumed by the entity. If the pattern cannot be determined, the straight-line method is used. The identified intangible assets recorded in connection with the Allianex acquisition will be amortized over their estimated useful life of five years.   However, due to the lack of success in the Allianex subsidiary and uncertain future of this business segment, we elected to revalue and impair the intangible assets related to this business segment as of December 31, 2010 to fair value of $77,153.

Intangible Assets	Amounts
Sendaprayer.com - Indefinite life, no amortization	5,000.00
Total Non Amortizing Assets	5,000.00

Allianex Intangible Assets - 5 year life	183,576.66
Allianex Intangible Assets - Impairment charge recorded at 12/31/10	(106,423.66)
Allianex Intangible Assets - Amortization	(3,857.65)
Total Amortizable Assets	73,295.35

Net Intangible Assets at 3/31/11	$78,295.35

Estimated Remaining Intangible Amortization	Amounts

2011	11,572.95
2012	15,430.60
2013	15,430.60
2014	15,430.60
2015	15,430.60

Total Amortization	$73,295.35

NOTE 12: RELATED PARTY TRANSACTIONS

Common Stock Issuances

On June 27, 2008, the Company issued 800,000 shares of common stock to Angelique de Maison, Chief Executive Officer and Chair of the Board, for setup costs and the Company’s business plan in an amount of $5,000.

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

Loans from Angelique de Maison

During the year ended December 31, 2009, Ms. de Maison loaned the Company a total of $14,250 for operating expenses at an interest rate of 10% per year. This loan was applied to the purchase of common stock (including $327 in accrued interest) on  December 1, 2010 as discussed below.  Ms. de Maison also loaned the Company a total of $5,000 for additional start-up costs at no interest.  This loan was also applied to the purchase of common stock on December 1, 2010.

On March 31, 2010, Ms. de Maison agreed to purchase from the Company, subject to certain conditions, upon the Company’s demand at any time on or prior to June 30, 2011, a note in the amount $520,000.  The note is unsecured, not convertible, bears interest at the rate of 10% per annum, payable quarterly, and is due and payable on June 30, 2012.   During the year ended December 31, 2010, a total of $300,273.24 was borrowed pursuant to this note.  As discussed below, the outstanding balance on the note was cancelled on December 1, 2011.

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

On December 1, 2011, Ms. de Maison purchased from Merrimen the option granted pursuant to the Option Purchase Agreement dated April 9, 2010 and used the $319,850.21 of outstanding principal and interest due under two loans and her note dated March 31, 2010 and as payment of the exercise price under the option for the purchase of 3,998,128 shares of the Company’s common stock.  In addition, Ms. de Maison agreed to cancel the unexercised portion of the option.

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

Zirk Engelbrecht is the Chief Executive Officer and Chairman of the Board of WealthMakers, and is the sole officer, director and shareholder of Merrimen.   As discussed above, Mr. Engelbrecht may be considered a related party to Ms. de Maison, under the rules of the Securities Exchange Act of 1934, as amended.  Trisha Malone, Chief Financial Officer of the Company, is also Secretary and a shareholder of WealthMakers.

NOTE 13: EQUITY FINANCING

In January and February 2009, 513,000 shares of common stock were sold to investors at a purchase price of $0.025 per share, for a total of $12,825 in cash. See Note 14: FORWARD SPLIT.

On March 31, 2010, the Company issued 6,000,000 shares of its common stock to Ms. de Maison at the price of $0.08 per share, for a total of $480,000 in cash.  See Note 12: RELATED PARTY TRANSACTIONS.

On April 9, 2010, the Company entered into an Option Purchase Agreement with Merrimen pursuant to which the Company sold to Merrimen for $200,000 an option to purchase up to 24,000,000 shares of its common stock.  The Company issued 6,498,128 shares of Common Stock upon exercise of this option in November and December 2010.  See Note 12: RELATED PARTY TRANSACTIONS.

In connection with the Allianex acquisition, the Company issued 575,000 shares of our common stock.  See Note 4: ALLIANEX ACQUISITION.

On December 28, 2010, the Company issued 143,000 shares of our common stock to Lenco Mobile Inc.  to settle Lenco’s assertion that it had earned and was due shares from the Company and Kenneth Rotman in connection with the acquisition of the assets of Allianex, LLC.    These shares of common stock were issued at a value of approximately$.08 per share.

Pursuant to the Stock Purchase Agreement, dated March 23, 2011, on the same date, Ms. de Maison purchased 300,000 shares of Common Stock at a purchase price of $.25 per share upon execution of the Stock Purchase Agreement, see Note 12:  RELATED PARTY TRANSACTIONS.

NOTE 14: FORWARD SPLIT

Effective May 1, 2009, the Company effected a 40-1 forward split of its common share capital.

NOTE 15:  NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Thos disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

ASU 2010-28, Intangibles – Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts - a consensus of the FASB Emerging Issues Task Force This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

ASU 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations - a consensus of the FASB Emerging Issues Task Force This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under ASC Topic 805. The amendments are effective prospectively for business combinations for which the acquisition date is on or after December 15, 2010. The Company is currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

NOTE 16:  SEGMENT INFORMATION

In connection with the Allianex acquisition, Allianex, LLC transferred substantially all of its assets and liabilities to our subsidiary Allianex Corp. See Note 4: ALLIANEX ACQUISITION.  We had historically been involved in a single industry, leasing, however, with this new subsidiary, we also became involved in the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices.  Therefore, as of June 4, 2010, our products and operations are managed in two segments; the leasing segment and the prepaid card segment.  A segment is determined primarily by the method in which it delivers its products and services.  Selected information about our two operating segments for the three months ended March 31, 2011 is as follows:

	Revenue	Cost of Goods Sold	Gross Profit	Operating Expenses	Operating Income (Loss)
Leasing	$—	$—	$—	$—	$—
Prepaid Cards	—	—	—	6,160	(6,160)

Total operating segments	—	—	—	6,160	(6,160)

Corporate/eliminations	—	—	—	22,302	(22,302)

Total consolidated	$—	$—	$—	$28,462	$(28,462)

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

NOTE 17:  SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the period ended March 31, 2011 was filed and has found the following event to report:

On May 20, 2011 the Company consummated the Exchange Agreement with Wikifamilies SA as described in
NOTE 5:  WIKIFAMLIES ACQUISITION.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010 filed with the Securities and Exchange Commission.

Forward Looking Statements

This discussion and the accompanying financial statements (including the notes thereto) may contain “forward-looking statements” that relate to future events or our future financial performance, which are made pursuant to the safe harbor provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward- looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.  For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

Plan of Operations

Until the acquisition of the assets of Allianex, LLC, the Company solely planned to specialize in leasing equipment to a select clientele.  The Company’s leasing business was intended to support the legal, medical and real estate professional with high quality computer hardware and software so they can forget about shopping, understanding and buying the latest version of computer peripherals and concentrate on their business.  The Company’s business plan with respect to equipment leasing is to keep its future customers abreast of the latest changes and support them with their hardware and software needs. The Company would also perform training and on-site maintenance through its hardware and software affiliates. In short, the Company’s business plan with respect to equipment leasing would be to take the hardware burden from these professionals and supports them with one stop shopping and support for all their electronic and computer equipment.

Because it has taken longer than anticipated to launch the Company’s leasing business, the Company elected to investigate additional lines of business while continuing to follow the current business plan.  One such line of business was online prepaid computer and digital support services.

On June 4, 2010, the Company purchased substantially all of the assets of Allianex, LLC, a provider of prepaid computer and digital support services.

On March 23, 2011, the Company entered into an Exchange Agreement to acquire all of the outstanding capital stock of Wikifamilies SA.  Wikifamilies SA is a pre-revenue development stage Swiss company formed to design, develop and operate an Internet-based social media website, Wikifamilies.com, with a unique emphasis on families and new technologies.  This web-based platform is intended to enhance the ability of families to communicate and share family history and events while providing a secure location to transact family-related business matters.   On May 20, 2011, the Company completed the acquisition of Wikifamilies S.A.  This transaction is described in greater detail in NOTE 5:  WIKIFAMLIES ACQUISITION.  Wikifamilies intends to launch the website late in the second or early in the third calendar quarter of 2011.

No Comparable Information

There is no relevant comparable historic financial information for the current quarter ended March 31, 2011 and the quarter ended March 31, 2010, as the Company’s operations did not begin until June 2010.  As previously disclosed, on June 4, 2010, the Company purchased substantially all of the assets of Allianex, LLC pursuant to the Asset Purchase Agreement, dated May 14, 2010, by and among the Company, Allianex Corp., and Allianex, LLC.  In the acquisition, Allianex, LLC transferred substantially all of its assets and liabilities to Allianex Corp., a wholly owned subsidiary of the Company.  Prior to this acquisition, the Company been involved in a single industry, leasing, however, with this acquisition we also became involved in the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices.   In light of these changes, the Company does not believe that the historic financial information of the Company enhances the reader’s ability to assess the material changes in financial condition and results of operations as compared to the previous fiscal year, therefore, limited information is provided in our Results of Operations section below.  Further discussion of the historic financial information of Allianex, LLC is included in our Current Report on Form 8-K filed on June 10, 2010, as amended.

Results of Operations

Unless otherwise noted, all material changes are related to the start of operations in June 2010 of our retail line of stored value cards.

Revenues

There were no revenues generated during the three months ended March 31, 2011, or in the comparable period in the preceding year.

We expect revenues for the balance of the year to remain minimal until our Wikifamilies product is launched.

General and Administrative

For the three months ended March 31, 2011, general and administration expenses were $7,856, compared to $1,976 for the three months ended March 31, 2010.

We expect general and administrative expenses for the balance of the year ending December 31, 2011 to trend marginally upward as we complete the acquisition of Wikifamilies and continue to incur additional expenses necessary to grow our business and to service the increased demand we expect for our products and services.

Legal and Accounting

For the three months ended March 31, 2011, legal and accounting expenses were $14,710, compared to $25,815 for the three months ended March 31, 2010.

We expect legal and accounting expenses for the balance of the year ending December 31, 2011 to trend marginally upward as we complete the acquisition of Wikifamilies and continue to incur additional expenses necessary to grow our business and as a result of our being a publicly traded company.  This includes corporate legal, accounting, shareholder and SEC filing expenses.

Depreciation and Amortization

For the three months ended March 31, 2011, depreciation and amortization was $5,896 compared to no depreciation or amortization during the comparable period for the preceding year.  This change is a result of the assets the Company incurred in connection with its acquisition of Allianex.

We expect depreciation and amortization to increase with the acquisition of Wikifamilies as they purchase property and equipment.
.
Other Income/Expense

There was no other income generated during the three months ended March 31, 2011, or in the comparable period in the preceding year.

Net Income/Loss

For the three months ended March 31, 2011, net loss was $28,462, compared to a net loss of $27,791 for the three months ended March 31, 2010.

Liquidity and Capital Resources

At March 31, 2011, our principal sources of liquidity included cash and cash equivalents of $368 compared to $3,654 at December 31, 2010.  At March 31, 2011, we had working capital of $450,280 compared to working capital of $397,846 at December 31, 2010.  The change in working capital was primarily the result of cash received from the sale of shares of our common stock to Angelique de Maison, the Chairman of our Board of Directors.

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

For the three months ended March 31, 2011, we used $100,194 in cash from operations which was derived from net loss of $28,462, decreased by non-cash adjustments of $5,896, and increased by changes in operating assets and liabilities of $77,628.

Investment activities did not consume any cash during the three months ended March 31, 2011.  As of March 31, 2011, we did not have any significant commitments for capital expenditures.

Financing activities used $96,907 during the three months ended March 31, 2011, which was derived mainly from an increase of $21,907 in a related party note payable to Ms. de Maison and $75,000 in stock sales also to Ms. de Maison, as described above.

If we do not generate sufficient cash flow from operations to support our business, we intend to rely on additional financing transactions to secure the capital necessary to fund continued operations.  Any future sale of debt or equity may be pursuant to a private placement or a public offering.  We do not have any arrangements in place for the sale of additional equity or debt securities at this time.  There can be no assurances that any future financing will be made available to us, or made available on terms that are favorable to the Company or our current stockholders.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the saleability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 1 to the financial statements for the period ended March 31, 2011, included in this Quarterly Report on Form 10-Q.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended March 31, 2011.

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

Segment Reporting

Prior to its acquisition of the assets of Allianex, the Company had been involved in a single industry, leasing, however, with the acquisition of our new Allianex subsidiary, we also became involved in the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices.  Therefore, as of June 4, 2010, our products and operations are managed in two segments; the leasing segment and the prepaid card segment.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1
Exchange Agreement, dated March 23, 2011, by and among Kensington Leasing, Ltd., Wikifamilies SA, Malcolm Hutchinson, Robert Coleridge, Rigosa Finance Limited, and TC Holdings LLC. Incorporated by reference to the annual report on Form 10-K filed on April 18, 2011.

10.4	Stock Purchase Agreement, dated March 23, 2011, by and between Kensington Leasing, Ltd., and Angelique de Maison. Incorporated by reference to the annual report on Form 10-K filed on April 18, 2011.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) (incorporated herewith)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) (incorporated herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (incorporated herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (incorporated herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2011	KENSINGTON LEASING, LTD.

/s/ Trisha Malone
Trisha Malone
Chief Financial Officer