Form 10-Q
period 2011-06-30
KENSINGTON LEASING, LTD.
filed 2011-08-23
CIK 1454010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non –accelerated filer, or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 19, 2011, the issuer had 46,929,128 shares of common stock (“Common Stock”) outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements of Kensington Leasing, Ltd. (the “Company”, “Kensington”, “we” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Annual Report on Form 10-K, as amended, previously filed with the Commission.

Kensington Leasing, Ltd.

(A Development Stage Company)

Consolidated Balance Sheets

	30-Jun-11	December 31, 2010 (Audited)
ASSETS
Current Assets
Cash	$30,627	$3,654
Notes receivable	156,030	155,000
Inventory, net of reserves	—	—
Investments	145,697	145,697
Prepaid expenses	85,000	100,000
Total Current Assets	417,355	404,352

Non-Current Assets
Fixed asset, net	51,265	33,347
Intangible assets, net of impairment	7,700,781	82,153
Total Non-Current Assets	7,752,046	115,500

TOTAL ASSETS	8,169,401	519,852

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable	9,077	6,506
Notes payable	49,222	—
Accrued interest	—	—
Due to related parties	—	—
Total Liabilities	58,299	6,506

Stockholders' Equity
Common stock, $.001 par value, 100,000,000 shares authorized, 46,929,128 and 14,529,128 shares issued and outstanding respectively	46,929	14,529
Paid in capital	8,753,258	1,060,658
Other comprehensive loss	(6,759)	(14,895)
Net income/(loss) accumulated during development stage	(682,327)	(546,946)
Total Stockholders Equity	8,111,101	513,346

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,169,401	$519,852

See notes to consolidated financial statements

Kensington Leasing, Ltd.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the six months ended June 30, 2011	For the six months ended June 30, 2010	From June 27, 2008 (Inception) to June 30, 2011

Revenue	$2,550	$4,071	$6,621
Inventory obsolescence	—	—	(39,656)
Cost of goods sold	(15,000)	—	(15,000)
Gross profit/(loss)	(12,450)	4,071	(48,035)

Operating expenses
General and administrative	45,460	55,897	281,478
Legal and accounting	64,608	93,338	420,870
Depreciation and amortization	12,863	679	18,977
Total expenses	122,931	149,914	721,325

Ordinary income (loss)	(135,381)	(145,843)	(769,360)

Other income (loss)	—	115,000	87,033

Net income (loss)	$(135,381)	$(30,843)	$(682,327)

Income per share	$(0.01)	$(0.02)	$(0.11)

Weighted average common shares	22,143,493	1,379,667	6,480,231

Statements of Comprehensive Income (Loss)

	For the six months ended June 30, 2011	For the six months ended June 30, 2010	From June 27, 2008 (Inception) to June 30, 2011

Net income (loss)	$(135,381)	$(30,843)	$(682,327)

Gain/(loss) on foreign currency conversion	8,136		8,136
Unrealized losses on available-for-sale securities	—	100,105	(14,895)

Total comprehensive income (loss)	$(127,245)	$69,262	$(689,086)

See notes to consolidated financial statements

Kensington Leasing, Ltd.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30, 2011	For the six months ended June 30, 2010	From June 27, 2008 (Inception) to June30. 2011
Cash flows from operating activities
Net income/(loss)	$(135,381)	$(30,843)	$(682,327)

Non-cash transactions to reconcile cash used in operations
Depreciation	$4,891	$679	$8,967
Intangible asset amortization	8,242	—	8,242
Inventory obsolescense reserve	—	—	39,656
Intangible asset impairment	—	—	106,424
Common stock issued for settlement	—	—	11,440
Unrealized gain/(loss) on stock held for sale	—	100,105	(14,895)
Cash used in operations
Notes receivable	(1,030)	(47,421)	(156,030)
Inventory	—	(39,656)	(39,656)
Accounts payable	(2,571)	91,878	(96,065)
Prepaid expenses	15,000	(10,045)	(85,000)

Total cash from operations	(110,848)	64,697	(899,243)

Cash flows from investing activities
Cash aquired from Wikifamilies SA	76,201	—	76,201
Cash advanced to Wikifamilies SA prior to closing	(125,000)		(125,000)
Purchase of intangible assets	(86,108)	—	(86,108)
Investments	—	(376,135)	(145,697)
Purchase of Allianex	—	(218,281)	(75,000)
Total cash used in investing activites	(134,907)	(594,416)	(355,604)

Cash from financing activities
Stock sales	225,000	480,000	1,237,747
Notes payable	49,222	24,013	49,222
Loans from related parties	—	217,338	—

Total cash from financing activities	274,222	721,351	1,286,969

Effect if foreign currency exchange rate	(1,494)	—	(1,494)

INCREASE (DECREASE) IN CASH	26,973	191,632	30,627

BEGINNING CASH	3,654	—	—

ENDING CASH	$30,627	$191,632	$30,627

Supplemental disclosure of non-cash investing activities:
Acquisition of Wikifamilies
Intangible assets	$7,540,235	$—	$7,540,235
Fixed assets	20,809	—	20,809
Liabilites assumed	(137,245)	—	(137,245)
Total, net cash acquired	7,423,799	—	7,423,799

Common stock issued for acquisition	7,500,000	—	7,500,000

Acquisition of Allianex
Intangible assets	$—	$183,577	$183,577
Fixed assets	—	37,423	37,423
Liabilites assumed	—	(100,000)	(100,000)
Total	—	121,000	121,000
Common stock issued for acquisition	—	46,000	46,000
Purchase of Allianex	$—	$75,000	$75,000

See notes to consolidated financial statements

Kensington Leasing, Ltd.

(a development stage company)

Notes to Unaudited Consolidated Financial Statements

For the period ended June 30, 2011

NOTE 1: HISTORY OF OPERATIONS

Kensington Leasing, Ltd. (“Kensington” or the “Company”) was incorporated on June 27, 2008 in the State of Nevada. Kensington’s initial business plan was to specialize in leasing equipment to a select clientele. Because it had taken longer than anticipated to launch the Company’s leasing business, the Company elected to investigate additional lines of business. On June 4, 2010, Kensington, through its newly formed wholly-owned subsidiary Allianex Corp., purchased substantially all of the assets of Allianex, LLC (the “Allianex acquisition”). On May 20, 2011, Kensington acquired all of the outstanding equity securities of Wikifamilies SA (the “Wikifamilies acquisition”). Unless the context otherwise requires, references to the “Company” mean Kensington and its consolidated subsidiaries, Allianex Corp. (“Allianex”) and Wikifamilies S.A. (“Wikifamilies”). In the context of common stock, notes and other securities, references to the “Company” mean Kensington unless otherwise stated.

The Company’s current primary business is based on the operations of its two consolidated subsidiaries, Wikifamilies and Allianex.

Wikifamilies SA is a pre-revenue development stage Swiss company formed in February 2011 to design, develop and operate an Internet-based social media website, Wikifamilies.com, with a unique emphasis on families and new technologies. This web-based platform is intended to enhance the ability of families to communicate and share family history and events while providing a secure location to transact family-related business matters. Wikifamilies intends to launch the website for beta testing in September of this year and for commercial release in the fourth quarter of this year.

Allianex’s primary business is the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices.

NOTE 2: CONTINUED EXISTENCE

The Company has not generated any significant revenue during the period ended June 30, 2011 and has funded its operations primarily through the issuance of equity. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company, as described above, is in the business of the development, design and operation of an internet based social media website and the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices. There can be no assurance that the Company will be successful in its endeavors.

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Kensington Leasing, Ltd. and its wholly-owned subsidiaries Allianex Corp. and Wikifamilies SA. All intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Revenue Recognition

Revenue is recognized net of indirect taxes, rebates and trade discounts and consists primarily of the sale of products, and services rendered.

Revenue is recognized in accordance with Accounting Standards Codification Topic No. 605-10-S99 “Revenue Recognition” (ASC 605-10-S99) when the following criteria are met:

•	evidence of an arrangement exists;
•	delivery has occurred or services have been rendered and the significant risks and rewards of ownership have been transferred to the purchaser;
•	transaction costs can be reliably measured;
•	the selling price is fixed or determinable; and
•	collectability is reasonably assured

Inventory

Inventory, which consist primarily of purchased parts and supplies, are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

The Company evaluates the need to record adjustments for impairment of inventory. At June 30, 2011, the inventory has been written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management’s estimates.

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

NOTE 4: ALLIANEX ACQUISITION

On June 4, 2010, the Company purchased substantially all of the assets of Allianex, LLC, pursuant to the Asset Purchase Agreement, dated May 14, 2010. The purchase price for the assets was $75,000 in cash, 575,000 shares of the Company common stock valued at $.08 per share, and the assumption of Allianex, LLC’s accounts payable. In addition, the Company agreed to pay Allianex, LLC 25% of the earnings before interest, taxes, depreciation and amortization (EBITDA) of Allianex Corp. from July 1, 2010 through June 30, 2013, payable quarterly but calculated on a cumulative basis. The earn out payments will be made 25% in cash and 75% in common stock of the Company, valued at the market price of the common stock on the last day of the quarter, provided that the Company may elect to pay in cash instead of common stock if the market price is less than $2.00 per share and Allianex, LLC may elect to receive cash instead of common stock if the market price is greater than $4.00 per share. Subsequent to this purchase the Company has evaluated the estimated future earnings of Allianex Corp. through June 30, 2013 and has determined that the Company is not anticipating making any earn out payments. The Company will re-evaluate this determination quarterly.

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

NOTE 5: WIKIFAMILIES ACQUISITION

On May 20, 2011, the Company acquired all of the outstanding securities of Wikifamilies from the shareholders of Wikifamilies, pursuant to the Exchange Agreement (the “Exchange Agreement”), dated March 23, 2011. In exchange for the securities of Wikifamilies, the Wikifamilies shareholders received an aggregate amount of 31,500,000 shares of Common Stock of the Company, valued at approximately $.24 per share (“Kensington Shares”). The fair value of the Company’s stock was determined by the board of directors based on the limited trading volume in the market. The Kensington Shares at closing represented approximately 67.99% of the Company’s outstanding Common Stock.

In accordance with Accounting Standards Codification 805 – “Business Combinations” (ASC 805) we have reviewed our acquisition of Wikifamilies SA as follows:

As this was a stock exchange acquisition, we looked at ASC 805-10-55-12.

We recognize that under ASC 805-10-55-12 in a business combination effected primarily by exchanging equity interests, the acquirer usually is the entity that issues its equity interests. In this case Kensington Leasing would be the acquiring entity as it issued 31,500,000 shares for the acquisition of Wikifamilies.

In addition, ASC 805-10-55-12 (formerly FAS141 Paragraph 17 items c. and d.) states that “other pertinent facts and circumstances also shall be considered in identifying the acquirer in a business combination” including:

a.	“The relative voting rights in the combined entity after the business combination. The acquirer usually is the combining entity whose owners as a group retain or receive the largest portion of the voting rights in the combined entity”. Wikifamilies’ shareholders received a 68% interest in the combined entity and under this criteria alone Wikifamilies would be the acquiring entity.
b.	Refers to a large minority interest and is not applicable.
c.	“The composition of the governing body of the combined entity. The acquirer usually is the combining entity whose owners have the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity." The Wikifamilies shareholders have two representatives on the Board of Directors, while Kensington has three original representatives on the Board of Directors, including the Chairman. Kensington Leasing retained control of the board of directors and therefore has the ability to increase the number of members on the Board of Directors, to remove directors for cause, to appoint new directors to fill vacancies on the Board of Directors, and to remove and appoint the executive officers of Kensington and the officers and directors of Wikifamilies. Kensington Leasing would be the acquiring entity under this criteria alone.
d.	“The composition of the senior management of the combined entity. The acquirer usually is the combining entity whose former management dominates the management of the combined entity." Three officers of Wikifamilies did become three of Kensington's senior management team and therefore the Wikifamilies officers do dominate the management of the combined entity. Under this criteria alone, Wikifamilies would be the acquiring entity. However, the combined entity is entirely dependent on the former CEO and Chairman of the Board for funds to operate the company, and the CFO of Kensington remained CFO of Kensington after the acquisition, and the former CEO of Kensington remained as Chair of the Board.
e.	The terms of the exchange of equity interests. The acquirer usually is the combining entity that pays a premium over the pre-combined fair value of the equity interests of the other combining entity or entities.” Under our purchase price calculation in our pro-forma financial statements at 3/31/11 we calculated goodwill and intangibles in the amount of $7,451,292 which is the amount we paid for Wikifamilies in excess of its assets less liabilities. Kensington Leasing would be the acquiring entity under this criteria.

Based on our review of ASC 805-10-55-12, we have determined that the majority of the guidance points to Kensington Leasing as the acquiring entity and we have elected to record this transaction as a purchase rather than a reverse merger. Therefore the Wikifamilies acquisition was accounted for using the purchase method of accounting, and accordingly the Company’s results of operations included the results of Wikifamilies from May 20, 2011.

The assets we acquired through the Wikifamilies acquisition included principally: intangible assets consisting of intellectual property including software code and domain names. (recorded at a value of $7,500,000 based on a third party valuation), cash, fixed assets (recorded at fair value); and liabilities assumed including accounts payable and loans from the Company. The difference between the value of the shares issued in consideration and the assets less liabilities was recorded as goodwill.

The allocation of the purchase price for this acquisition, as of the date of acquisition, is as follows:

Allocation of Purchase Price	Amounts

Intangible Assets per Third Party Valuation	7,500,000.00
Cash Acquired	76,201.00
Fixed Assets	20,809.00
Liabilities Assumed	(137,245.00)
Goodwill	40,235.00

Purachase Price	$7,500,000.00

The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of Wikifamilies were recorded at their estimated fair values at the date of acquisition. With the exception of the goodwill, intangible assets will be amortized on a straight-line basis over their estimated useful lives, with a weighted average life of approximately ten years. The fair value of intangible assets, was determined with the assistance of an independent appraiser through established valuation techniques.

The following table presents pro forma revenues and net loss as if Wikifamilies had been combined with the Company beginning January 1, 2011.

For the Six Months Ended June 30, 2011
Revenue	2,550
Net loss	(178,878)

In the Company’s opinion, the above pro forma results are not indicative of the actual results that would have occurred had the acquisition been made at the beginning of 2011 or the results of operations which may occur in future periods.

NOTE 6: NOTES RECEIVABLE

On July 15, 2010, the Company entered into a Loan and Security Agreement with JP09 & Associates, pursuant to which JP09 & Associates issued to the Company a Note for a principal amount of $155,000. Principal and interest was payable in full on July 15, 2011, and the Note bears interest at 10% per annum. The Note was personally guaranteed by the JP09 & Associates’ president, and was secured by its intellectual property. The Company has not yet been paid for this Note and a demand letter for payment of all principal, interest and penalties has been sent to JP09 & Associates.

Notes receivable at June 30, 2011 consisted of the following:

Terms	June 30, 2011
Loan and Security Agreement and Note with JP09 & Associates and John Pena for $155,000 dated July 15, 2010 at 10% interest for one year, principal and interest due and payable at maturity	155,000

Total Notes Receivable at June 30, 2011	$155,000

NOTE 7: INVENTORY

Inventory at June 30, 2011 consisted solely of pre-printed gift cards for the Allianex retail card sales market. As there were no revenues for this business segment, we elected to reserve for the full value of inventory assuming this inventory is obsolete.

Inventory	Amounts

Pre-printed My Tech Card gift cards	39,656
Inventory obsolescence reserve	(39,656)

Net Inventory	$—

 NOTE 8: INVESTMENTS

Investments presently consist of funds invested in debt securities held to maturity. Investments are recorded at their amortized cost basis in accordance with Accounting Standards Codification 320 “Investments – Debt and Equity Securities” (ASC 320).

WealthMakers, Ltd. managed a brokerage account for the Company from May 2010 through November 2010. In November 2010, the Company agreed to allow WealthMakers to liquidate the brokerage account to purchase restricted shares in private placements. This investment was reclassified from an investment held for sale to an investment held to maturity at this time. The Company is entitled to a % of the shares purchased after 12 months with a guaranteed minimum value of $145,697.

NOTE 9: PREPAID EXPENSES

Prepaid expenses consist of $85,000 paid in advance to a vendor to provide software design and marketing services not yet provided at June 30, 2011. This vendor began providing services to the Company during the three months ended June 30,2011.

NOTE 10: FIXED ASSETS

The Company acquired fixed assets with a fair value of $37,423 in the Allianex acquisition in June 2010. See Note 4: ALLIANEX ACQUISITION. The Company also acquired fixed assets with a fair value of $21,994 in the Wikifamilies acquisition in May 2011. See Note 5: WIKIFAMILIES ACQUISITION. The fixed assets are being amortized over their remaining useful lives averaging 55 months. Depreciation expense for the six months ended June 30, 2011 was $4,891.

Asset Classification	6/30/2011

Office Equipment	$3,632
Furniture and Fixtures	3,151
Computer Equipment	23,035
Transportation Equipment	26,587
Office Improvements	3,827
60,232
Less Accumulated Depreciation	(8,967)
Net Book Value	$51,265

NOTE 11: INTANGIBLES

The domain name sendaprayer.com is deemed to have an indefinite life and no amortization has been recorded. The asset was received as a gift and was recorded at $5,000, the cost paid by the giftor which was deemed to be fair value.

In accordance with Accounting Standards Codification Topic 350-20 "Intangibles - Goodwill and Other" (ASC 350-20) intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows of the entity (useful lives). The amortization method should reflect the pattern in which the asset's economic benefits are consumed by the entity. If the pattern cannot be determined, the straight-line method is used. The identified intangible assets recorded in connection with the Allianex acquisition will be amortized over their estimated useful life of five years. However, due to the lack of revenues from the Allianex subsidiary in 2010, we elected to revalue and impair the intangible assets related to this business segment as of December 31, 2010 to fair value of $77,153. Fair value of intangible assets at December 31, 2010 was calculated based on an offer received to purchase the Allianex subsidiary for $380,000 less fixed assets related to the Allianex business of $33,347 and less intercompany loans of $269,500. The Allianex subsidiary began generating revenues in the second quarter of 2011. We are presently unsure when we will begin generating positive cashflows based on these assets.

Intangible Assets	June 30, 2011

Wikifamilies Goodwill	$40,235
Sendaprayer.com - Indefinite life, no amortization	5,000
Total Non Amortizing Assets	45,235

Wikifamilies Intangible Assets - 10 year life, amortization expected to begin Q4 2011	7,500,000
Wikifamilies Research & Development - 10 year life, amortization expected to begin Q4 2011	86,108
Allianex Intangible Assets - 5 year life	183,577
Allianex Intangible Assets - Impairment charge recorded at 12/31/10	(106,424)
Allianex Intangible Assets - Amortization	(7,715)
Total Amortizable Assets	7,655,546

Net Intangible Assets at 6/30/11	$7,700,781

Estimated Remaining Intangible Amortization	June 30, 2011

2011	$197,368
2012	774,041
2013	774,041
2014	774,041
2015	774,041
2016	758,611
2017	758,611
2018	758,611
2019	758,611
2020	758,611
2021	568,958

Total Amortization	$7,655,546

NOTE 12: RELATED PARTY TRANSACTIONS

Common Stock Issuances

On June 27, 2008, the Company issued 800,000 shares of Common Stock to Angelique de Maison, Chair of the Board and at the time Chief Executive Officer, for setup costs and the Company’s business plan valued in the aggregate at $5,000.

On March 31, 2010, the Company issued 6,000,000 shares of its Common Stock to Ms. de Maison at the price of $0.08 per share, for a total of $480,000 in cash.

On March 23, 2011, the Company entered into a Stock Purchase Agreement with Ms. de Maison pursuant to which the Company agreed to issue, and Ms. de Maison agreed to purchase, shares of Common Stock of the Company, in certain installments. Pursuant to the Stock Purchase Agreement, Ms. de Maison purchased 300,000 shares of Common Stock at a purchase price of $.25 per share upon execution of the Stock Purchase Agreement and 600,000 shares of Common Stock at a purchase price of $.25 per share upon closing of the Wikifamilies acquisition on May 20, 2011. In addition, the Company has agreed to issue, and Ms. de Maison has agreed to purchase, subject to certain conditions, up to $100,000 of shares of Common Stock per month, at a purchase price of $.25, for a period of 18 months, as requested by the Company. If certain budgetary projections are not met, the purchase price for future monthly installments will be reduced to $.20 per share of Common Stock and additional shares of Common Stock will be issued in order to retroactively adjust the purchase price for any previously purchased shares. As a condition to each installment, the Company must be solvent and in the same line of business as of the date of the Closing, there must not have been any material breach of the Exchange Agreement by the former Wikifamilies shareholders, and the Company must not have become subject to any material contingent liability. Furthermore, Ms. de Maison may terminate her obligations upon the occurrence of certain events, including her removal from the Board of Directors, the Company undergoing a change in control (as defined in the Stock Purchase Agreement), the Company failing to meet the agreed upon projected budget by a specified amount, or the Company becoming subject to bankruptcy proceedings or a material contingent liability.

Capital Contribution

On November 29, 2009, Ms. de Maison gifted the URL “sendaprayer.com” to the Company. This asset has been recorded at the cost incurred by Ms. de Maison.

Loans from Angelique de Maison

During the year ended December 31, 2009, Ms. de Maison loaned the Company a total of $14,250 for operating expenses at an interest rate of 10% per year, and an additional $5,000 for additional start-up costs at no interest. These loans were applied to the purchase of Common Stock (including $327 in accrued interest) on December 1, 2010 as discussed below.

On March 31, 2010, Ms. de Maison agreed to purchase from the Company, subject to certain conditions, upon the Company’s demand at any time on or prior to June 30, 2011, a note in the amount $520,000. During the year ended December 31, 2010, a total of $300,273.24 was borrowed pursuant to this note. The note was unsecured, not convertible and bore interest at the rate of 10% per annum, payable quarterly, and was due and payable on June 30, 2012. As discussed below, the outstanding balance on the note was cancelled on December 1, 2010.

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

On December 1, 2010, Ms. de Maison purchased from Merrimen the option granted pursuant to the Option Purchase Agreement dated April 9, 2010 and used the $319,850.21 of outstanding principal and interest due under two loans in 2009 and her note dated March 31, 2010 as payment of the exercise price under the option for the purchase of 3,998,128 shares of the Company’s Common Stock. In addition, Ms. de Maison agreed to cancel the unexercised portion of the option.

NOTE 13: COMMON STOCK

In January and February 2009, 513,000 shares of Common Stock were sold to investors at a purchase price of $0.025 per share, for a total of $12,825 in cash. See Note 14: FORWARD SPLIT.

On March 31, 2010, the Company issued 6,000,000 shares of its Common Stock to Ms. de Maison at a purchase price of $0.08 per share, for a total of $480,000 in cash. See Note 12: RELATED PARTY TRANSACTIONS.

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

In connection with the Allianex acquisition, the Company issued 575,000 shares of our Common Stock. See Note 4: ALLIANEX ACQUISITION.

On December 28, 2010, the Company issued 143,000 shares of our Common Stock to Lenco Mobile Inc. to settle Lenco’s assertion that it had earned and was due shares from the Company and Kenneth Rotman in connection with the acquisition of the assets of Allianex, LLC. These shares of Common Stock were issued at a value of approximately $.08 per share.

Pursuant to the Stock Purchase Agreement, dated March 23, 2011, Ms. de Maison purchased 300,000 shares of Common Stock at a purchase price of $.25 per share upon execution of the Stock Purchase Agreement and an additional 600,000 shares of Common Stock at a purchase price of $.25 per share on May 20 2011 upon closing of the transactions contemplated in the Exchange Agreement. See Note 12: RELATED PARTY TRANSACTIONS.

On May 20, 2011 the Company issued 31,500,000 shares of Common Stock to the shareholders of Wikifamilies SA upon closing of the Exchange Agreement with Wikifamilies SA as described in Note 5: WIKIFAMLIES ACQUISITION.

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

NOTE 16: SEGMENT INFORMATION

Our products and operations are managed in two segments; the Allianex prepaid card segment and the Wikifamilies social media website segment. A segment is determined primarily by the method in which it delivers its products and services. Selected information about our two operating segments for the six months ended June 30, 2011 is as follows:

	Revenue	Cost of Goods Sold	Gross Profit	Operating Expenses	Operating Income (Loss)

Allianex	$2,550	$15,000	$(12,450)	$7,223	$(19,673)
Wikifamilies	—	—	—	33,156	(33,156)

Total operating segments	2,550	15,000	(12,450)	40,379	(52,829)

Corporate/eliminations	—	—	—	82,552	(82,552)

Total consolidated	$2,550	$15,000	$(12,450)	$122,931	$(135,381)

Management reviews the Company’s assets on a consolidated basis because it is not meaningful to allocate assets to the various segments. Management evaluates segment performance based on revenues and operating income. The Company does not allocate income taxes or charges determined to be non-recurring in nature.

The prepaid card segment primarily operates in the United States. The social media website business primarily operates in both Switzerland and the United States.

NOTE 17: SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the period ended June 30, 2011 was filed and has note found any events to report.

Item 2: Management’s Discussion and Analysis or Plan of Operation

References in this Report to the “Company”, “we”, “us” or “our” refer to Kensington Leasing, Ltd., a Nevada Corporation (“Kensington”) and its consolidated subsidiaries Wikifamilies SA, a limited liability company organized under the laws of Switzerland (“Wikifamilies”) and Allianex Corp., a Nevada corporation (“Allianex”).

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

Overview

The Company’s current business is based on the operations of its two consolidated subsidiaries, Wikifamilies and Allianex. The Company purchased substantially all of the assets of Allianex on June 4, 2010, as described in greater detail in Note 4: ALLIANEX ACQUISITION. The Company acquired all of the equity securities of Wikifamilies on May 20, 2011, as described in greater detail in Note 5: WIKIFAMILIES ACQUISITION. Prior to the Allianex acquisition, The Company’s initial business plan was to specialize in leasing equipment to a select clientele.

Wikifamilies SA is a pre-revenue development stage Swiss company formed in February 2011 to design, develop and operate an Internet-based social media website, Wikifamilies.com, with a unique emphasis on families and new technologies. This web-based platform is intended to enhance the ability of families to communicate and share family history and events while providing a secure location to transact family-related business matters. Wikifamilies intends to launch the website for beta testing in September of this year.

Allianex’s primary business is the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices.

No Comparable Information

As discussed above, the Company acquired the assets related to its wholly-owned subsidiary, Allianex, on June 4, 2010, and acquired its wholly-owned subsidiary, Wikifamilies, on May 20, 2011. In light of these changes, the Company does not believe that the historic financial information of the Company enhances the reader’s ability to assess the material changes in financial condition and results of operations as compared to the previous fiscal year, therefore, limited information is provided in our Results of Operations section below. Further discussion of the historic financial information of Allianex, LLC is included in our Current Report on Form 8-K filed on June 10, 2010, as amended, and the historic financial information of Wikifamilies SA is included in our Current Report on Form 8-K/A filed on August 3, 2011.

Results of Operations

Unless otherwise noted, all material changes are related to the operations of our Allianex subsidiary from June 2010 forward and the operations of our Wikifamilies subsidiary from May 20, 2011 forward.

Revenues

There were $2,550 in revenues generated during the six months ended June 30, 2011 compared to $4,071 in revenues for the six months ended June 30, 2010. The revenues for the six months ended June 30, 2010 were derived from the leasing business, and the revenues for the six months ended June 30, 2011 were derived from sales of Allianex prepaid computer support services.

We expect revenues for the balance of the year to remain minimal from our Allianex segment. We do not expect to see any revenues from our Wikifamilies segment until the website is launched , which we anticipate in the fourth quarter of 2011.

General and Administrative

For the six months ended June 30, 2011, general and administration expenses were $45,460, compared to $56,576 for the six months ended June 30, 2010. General and administrative expenses include office related expenses, salaries, and shareholder related costs.

We expect general and administrative expenses for the balance of the year ending December 31, 2011 to trend upward as we continue to incur additional expenses necessary to grow our business and to service the increased demand we expect for our products and services.

Legal and Accounting

For the six months ended June 30, 2011, legal and accounting expenses were $64,608, compared to $93,338 for the six months ended June 30, 2010.

We expect legal and accounting expenses for the balance of the year ending December 31, 2011 to trend marginally upward as we continue to incur additional expenses necessary to grow our business and as a result of our being a publicly traded company. This includes corporate legal, accounting and SEC filing expenses.

Depreciation and Amortization

For the six months ended June 30, 2011, depreciation and amortization was $12,863 compared to $679 for the six months ended June 30, 2010. This change is a result of the assets the Company incurred in connection with its acquisitions of Allianex and Wikifamilies.

We expect depreciation and amortization to increase with the acquisition of Wikifamilies as we purchase property and equipment.

.

Other Income/Expense

There was no other income generated during the six months ended June 30, 2011, compared to $115,000 in other income for the six months ended June 30, 2010.

Net Income/Loss

For the six months ended June 30, 2011, net loss was $135,381, compared to a net loss of $149,914 for the six months ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2011, our principal sources of liquidity included cash and cash equivalents of $30,627 compared to $3,654 at December 31, 2010. At June 30, 2011, we had working capital of $359,056 compared to working capital of $397,846 at December 31, 2010. The change in working capital was primarily the result of cash received from the sale of shares of our Common Stock to Angelique de Maison, the Chairman of our Board of Directors.

On March 23, 2011, the Company entered into a Stock Purchase Agreement with Ms. de Maison pursuant to which the Company agreed to issue, and Ms. de Maison agreed to purchase, shares of Common Stock of the Company, in certain installments. Pursuant to the Stock Purchase Agreement, Ms. de Maison purchased 300,000 shares of Common Stock at a purchase price of $.25 per share upon execution of the Stock Purchase Agreement and 600,000 shares of Common Stock at a purchase price of $.25 per share upon closing of the Wikifamilies acquisition on May 20, 2011. In addition, pursuant to the Stock Purchase Agreement, the Company has agreed to issue, and Ms. de Maison has agreed to purchase, subject to certain conditions, up to $100,000 of shares of Common Stock per month, at a purchase price of $.25, for a period of 18 months, as requested by the Company. If certain budgetary projections are not met, the purchase price for future monthly installments will be reduced to $.20 per share of Common Stock and additional shares of Common Stock will be issued in order to retroactively adjust the purchase price for any previously purchased shares. As a condition to each installment, the Company must be solvent and in the same line of business as of the date of the Closing, there must not have been any material breach of the Exchange Agreement by the former Wikifamilies shareholders, and the Company must not have become subject to any material contingent liability. Furthermore, Ms. de Maison may terminate her obligations upon the occurrence of certain events, including her removal from the Board of Directors, the Company undergoing a change in control (as defined in the Stock Purchase Agreement), the Company failing to meet the agreed upon projected budget by a specified amount, or the Company becoming subject to bankruptcy proceedings or a material contingent liability.

For the six months ended June 30, 2011, we used $110,848 in cash from operations which was derived from net loss of $135,381, decreased by non-cash adjustments of $13,133, and decreased by changes in operating assets and liabilities of $11,399.

Investment activities consumed $134,907 during the six months ended June 30, 2011. As of June 30, 2011, we did not have any significant commitments for capital expenditures.

Financing activities provided $274,222 during the six months ended June 30, 2011, which was derived mainly from an increase of $49,222 in a related party note payable to Ms. de Maison and $225,000 in stock sales also to Ms. de Maison, as described above.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 1 to the financial statements for the period ended June 30, 2011, included in this Quarterly Report on Form 10-Q.

Revenue Recognition

Service revenues are recognized at the time the services are performed. Revenues to date primarily represent testing of Allianex’s concept. During the test period, the contracted service provider charged customer credit cards, collected amounts due from customers, and remitted net commissions to Allianex based upon the contracted wholesale price in the contract. Once the testing phase is complete, Allianex plans to collect gross amounts due from customers using its own merchant processing accounts, record revenues as gross sales, and remit amounts to service providers based upon contract provisions. Wikifamilies has not begun generating revenues to date.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended June 30, 2011.

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

Segment Reporting

Prior to its acquisition of the assets of Allianex, the Company had been involved in a single industry, leasing. With the acquisition of our new Allianex subsidiary, we also became involved in the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices. Therefore, as of June 4, 2010, our products and operations were managed in two segments; the leasing segment and the prepaid card segment. We are no longer actively pursing the leasing segment.

With the acquisition of Wikifamilies, our products and operations are now managed in two segments; the Allianex prepaid card segment and the Wikifamilies social media website segment. A segment is determined primarily by the method in which it delivers its products and services.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

There was a change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting with the acquisition of Wikifamilies SA and the integration of that business.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Bylaws. Incorporated by reference to Exhibit 3.4 to Registration Statement on Form 10 filed on January 15, 2009.
3.2	Amendment to the Bylaws. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2011.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 22, 2011	KENSINGTON LEASING, LTD.

/s/ Trisha Malone
Trisha Malone
Chief Financial Officer

