Form 10-Q/A
period 2011-06-30
KENSINGTON LEASING, LTD.
filed 2011-09-14
CIK 1454010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Paragraph

This Amendment No. 1 to Form 10-Q for the quarter ended June 30, 2011 is being filed solely to file Exhibit 101 in accordance with Rule 405 of Regulation S-T.  No other changes were made. This Amendment No. 1 to Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

Exhibit No.	Description
3.1	Bylaws. Incorporated by reference to Exhibit 3.4 to Registration Statement on Form 10 filed on January 15, 2009.
3.2	Amendment to the Bylaws. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2011.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q listed below:
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Previously filed with original Quarterly Report on Form 10-Q, filed on August 23, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2011	KENSINGTON LEASING, LTD.

	By:	/s/ Trisha Malone
Trisha Malone
Chief Financial Officer