Form 10-Q
period 2011-09-30
Wikifamilies, Inc.
filed 2011-11-21
CIK 1454010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to
Commission File Number: 000-53559

Wikifamilies, Inc.
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

As of October 31, 2011, the issuer had 47,672,075 shares of common stock (“Common Stock”) outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements of Wikifamilies, Inc. ( the “Company”, “Wikifamilies, Inc.”, “we” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Annual Report on Form 10-K, as amended, previously filed with the Commission.

Wikifamilies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

September 30, 2011
ASSETS
Current Assets
Cash	$15,534
Notes receivable	155,000
Other receivable	58,787
Inventory, net of reserves	-
Investments	145,697
Prepaid expenses	85,000
Total Current Assets	460,019

Non-Current Assets
Fixed asset, net	45,974
Intangible assets, net of impairment	292,079
Total Non-Current Assets	338,053

TOTAL ASSETS	798,072

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable	57,795
Notes payable	(1,725)
Total Liabilities	56,070

Stockholders' Equity
Common stock, $.001 par value, 100,000,000 shares authorized, 47,672,075 and 14,529,128 shares issued and outstanding, respectively	47,672
Paid in capital	957,094
Other comprehensive income	31,344
Net income/(loss) accumulated during development stage	(294,107)
Total Stockholders Equity	742,002

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$798,072

See notes to consolidated financial statements

Wikifamilies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

From February 15, 2011 (Wikfamilies SA Inception) to September 30, 2011

Revenue	$2,550
Cost of goods sold	(15,000)
Gross profit/(loss)	(12,450)

Operating expenses
General and administrative	147,561
Legal and accounting	118,204
Depreciation and amortization	16,339
Total expenses	282,104

Ordinary loss	(294,554)

Other income	447

Net loss	$(294,107)

Loss per share	$(0.01)

Weighted average common shares	33,745,305

Statements of Comprehensive Income (Loss)

From February 15, 2011 (Wikfamilies SA Inception) to September 30, 2011

Net loss	$(294,107)

Gain/(loss) on foreign currency conversion	31,344
Unrealized losses on available-for-sale securities	-

Total comprehensive loss	$(262,763)

See notes to consolidated financial statements

Wikifamilies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

From February 15, 2011 (Wikfamilies SA Inception) to September 30, 2011
Cash flows from operating activities
Net income/(loss)	$(294,107)

Non-cash transactions to reconcile cash used in operations
Depreciation and amortization	$16,339

Cash used in operations
Other receivable	(58,787)
Accounts payable	53,918
Prepaid expenses	15,000

Total cash from operations	(267,638)

Cash flows from investing activities
Cash advanced to Wikifamilies SA prior to closing	75,000
Purchase of intangible assets	(222,749)
Purchase of fixed assets	(22,717)
Total cash used in investing activites	(170,466)

Cash from financing activities
Stock sales	446,193
Notes payable	(23,909)

Total cash from financing activities	422,284

Effect if foreign currency exchange rate	31,344

INCREASE (DECREASE) IN CASH	15,523

BEGINNING CASH	11

ENDING CASH	$15,534

See notes to consolidated financial statements

Wikifamilies, Inc.
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the period ended September 30, 2011

NOTE 1:   HISTORY OF OPERATIONS

Wikifamilies, Inc. (“Wikifamilies, Inc.” or the “Company”) was incorporated on June 27, 2008 in the State of Nevada as Kensington Leasing, Ltd.

The Company’s initial business plan was to specialize in leasing equipment to a select clientele. Because it had taken longer than anticipated to launch the Company’s leasing business, the Company elected to investigate additional lines of business.  The leasing business has generated minimal revenues since inception and has been discontinued.

On June 4, 2010, the Company, through its newly formed wholly-owned subsidiary Allianex Corp., purchased substantially all of the assets of Allianex, LLC (the “Allianex acquisition”).  The Company’s primary business after the Allianex acquisition until the acquisition of Wikifamilies SA, as discussed below, was the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices.  Allianex Corp. has not generated nominal revenues since the acquisition.

On May 20, 2011, the Company acquired all of the outstanding equity securities of Wikifamilies SA (the “Wikifamilies acquisition”), making Wikifamilies SA a wholly owned subsidiary of Kensington Leasing, Ltd.  For accounting purposes, the Wikifamilies acquisition is treated as a reverse acquisition with Wikifamilies SA treated as the acquirer and Kensington Leasing, Ltd. as the acquired party. As a result, the business and financial information included in the report is the business and financial information of Wikifamilies SA prior to May 20, 2011 and the combined entity after May 20, 2011.

 The Company’s current primary business is the operations of Wikifamilies SA. Wikifamilies SA is a pre-revenue development stage Swiss company formed in February 2011 to design, develop and operate an Internet-based social media website, Wikifamilies.com, with a unique emphasis on families and new technologies.  This web-based platform is intended to enhance the ability of families to communicate and share family history and events while providing a secure location to transact family-related business matters.   Wikifamilies SA launched the website for beta testing in September of 2011 and intends to launch the website for full scale use in the first quarter of 2012.

On October 27, 2011, the Company changed its name to Wikifamilies, Inc. through a short-form merger with its newly formed wholly owned subsidiary of the same name.

Unless the context otherwise requires, references to the “Company” mean the Company and its consolidated subsidiaries, Allianex Corp. and Wikifamilies SA.  In the context of Common Stock, notes and other securities, references to the “Company” mean Wikifamilies, Inc. unless otherwise stated.

NOTE 2:   CONTINUED EXISTENCE

The Company has not generated any significant revenue during the period ended September 30, 2011 and has funded its operations primarily through the issuance of equity. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described above, the Company’s primary business is the development, design and operation of an internet based social media website. There can be no assurance that the Company will be successful in its endeavors.

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying consolidated financial statements include the accounts of Wikifamilies, Inc. and its 100% wholly owned subsidiaries Allianex Corp. and Wikifamilies SA.  All intercompany balances and transactions have been eliminated in consolidation.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

The Company evaluates the need to record adjustments for impairment of inventory.  At September 30, 2011, the inventory has been written down to its estimated net realizable value.  Inherent in the estimates of net realizable value are management’s estimates.

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

Earnings (Loss) Per Share
Per Accounting Standards Codification Topic 260 “Earnings Per Share” (ASC 260), basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential shares of Common Stock were issued.

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

NOTE 4:  ALLIANEX ACQUISITION

On June 4, 2010, the Company, through its wholly owned subsidiary Allianex Corp. purchased substantially all of the assets of Allianex, LLC, pursuant to the Asset Purchase Agreement, dated May 14, 2010.  The purchase price for the assets was $75,000 in cash, 575,000 shares of the Company Common Stock valued at $.08 per share, and the assumption of Allianex, LLC’s accounts payable.  In addition, the Company agreed to pay Allianex, LLC 25% of the earnings before interest, taxes, depreciation and amortization (EBITDA) of Allianex Corp. from July 1, 2010 through June 30, 2013, payable quarterly but calculated on a cumulative basis.  The earn out payments will be made 25% in cash and 75% in Common Stock of the Company valued at the market price of the Common Stock on the last day of the quarter, provided that the Company may elect to pay in cash instead of Common Stock if the market price is less than $2.00 per share and Allianex, LLC may elect to receive cash instead of Common Stock if the market price is greater than $4.00 per share.  Subsequent to this purchase the Company has evaluated the estimated future earnings of Allianex Corp. through June 30, 2013 and has determined that the Company is not anticipating making any earn out payments.  The Company will re-evaluate this determination quarterly.

The assets the Company acquired from Allianex, LLC included principally fixed assets (recorded at net book value of $37,423) and intangible assets consisting of contracts and relationships with a network of retail aggregator partners, affinity groups and direct selling companies, and a call center; as well as a worldwide license to use, exploit, market, sell and distribute certain software products to the purchasers of prepaid cards (recorded at a value of $183,577). The liabilities the Company assumed from Allianex, LLC consisted of accounts payable of $100,000.   In addition, we paid $111,042 in acquisition costs including legal and accounting expenses.

Assets & Liabilities Acquired	Amounts

Fixes Assets	37,423
Contracts and Software License	183,577
Accounts Payable	(100,000)

Purachase Price	$121,000

NOTE 5:  WIKIFAMILIES ACQUISITION

On March 23, 2011, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Wikifamilies SA, a corporation organized under the laws of Switzerland, and the shareholders of Wikifamilies SA, Malcolm Hutchinson, Robert Coleridge, Rigosa Finance Limited, and TC Holdings LLC (collectively, the “Wikifamilies SA Shareholders”).  Pursuant to the Exchange Agreement, on May 20, 2011, the Company purchased all of the outstanding securities of Wikifamilies SA from the Wikifamilies SA Shareholders in exchange for an aggregate amount of 31,500,000 shares of Common Stock of the Company, valued at approximately $.24 per share, (“Wikifamilies, Inc. Shares”), which at closing represented approximately 67.99% of the Company’s outstanding Common Stock.

 The Company’s current primary business is the operations of Wikifamilies SA. Wikifamilies SA is a pre-revenue development stage Swiss company formed in February 2011 to design, develop and operate an Internet-based social media website, Wikifamilies.com, with a unique emphasis on families and new technologies.  This web-based platform is intended to enhance the ability of families to communicate and share family history and events while providing a secure location to transact family-related business matters.   Wikifamilies SA launched the website for beta testing in September of 2011 and intends to launch the website for full scale use in the first quarter of 2012.

As a result of the Wikifamilies acquisition, Wikifamilies SA became a wholly owned subsidiary of Kensington Leasing, Ltd. For accounting purposes, the merger was treated as a reverse acquisition with Wikifamilies SA treated as the acquirer and Kensington Leasing, Ltd. as the acquired party. As a result, the business and financial information included in the report is the business and financial information of Wikifamilies SA prior to May 20, 2011 and the combined entity after May 20, 2011.

NOTE 6:  NOTES RECEIVABLE

On July 15, 2010, the Company entered into a Loan and Security Agreement and Note with JP09 & Associates to provide operating capital for the JP09 & Associates while the Company investigated a possible acquisition of JP09 & Associates, which did not occur.  The Loan and Security Agreement and Note were personally guaranteed by the JP09 & Associates’ president, and was secured by its intellectual property.  The principal amount of the Note was $155,000 payable in 12 months with 10% interest due at maturity.    The Company has not yet been paid for this Note and a demand letter for payment of all principal, interest and penalties has been sent to JP09 & Associates.  JP09 & Associates has requested the ability to repay this note over time and we are presently negotiating with JP09 & Associates for repayment.

Notes receivable at September 30, 2011 consisted of the following:

Terms	September 30, 2011

Loan and Security Agreement and Note with JP09 & Associates and John Pena for $155,000 dated July 15, 2010 at 10% interest for one year, principal and interest due and payable at maturity.	155,000

Total Notes Receivable at September 30, 2011	$155,000

NOTE 7:  OTHER RECEIVABLE

Wikifamilies SA, our subsidiary in Switzerland, sold 100,000 shares of its stock for 100,000 Swiss Francs or $110,456 at its inception in February 2011.  $58,787 had not yet been received for these shares as of September 30, 2011.

NOTE 8:  INVENTORY

Inventory at September 30, 2011 consisted solely of pre-printed gift cards for the Allianex Corp. retail card sales market.  As there were no revenues for this business segment in 2010, we elected to reserve for the full value of inventory assuming this inventory is obsolete.

Inventory	Amounts

Pre-printed My Tech Card gift cards	39,656
Inventory obsolescence reserve	(39,656)

Net Inventory	$-

NOTE 9:  INVESTMENTS

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

NOTE 10:  PREPAID EXPENSES

Prepaid expenses consist of $85,000 paid in advance to a vendor to provide software design and marketing services not yet provided at September 30, 2011.  This vendor began providing services to the Company during the three months ended June 30, 2011.

NOTE 11:  FIXED ASSETS

The Company acquired fixed assets with a fair value of $37,423 in the Allianex acquisition in June 2010.  See Note 4: ALLIANEX ACQUISITION.  The Company also acquired fixed assets with a fair value of $21,994 in the Wikifamilies acquisition in May 2011.  See Note 5:  WIKIFAMILIES ACQUISITION.  The fixed assets are being amortized over their remaining useful lives averaging 55 months.  Depreciation expense for the nine months ended September 30, 2011 was $10,182.

Asset Classification	September 30, 2011

Office Equipment	$3,632
Furniture and Fixtures	3,151
Computer Equipment	23,035
Transportation Equipment	26,587
Office Improvements	3,827
60,232
Less Accumulated Depreciation	(14,258)
Net Book Value	$45,974

NOTE 12:  INTANGIBLES

On November 29, 2009, Angelique de Maison gifted the domain name sendaprayer.com to the Company.  The domain name sendaprayer.com is deemed to have an indefinite life and no amortization has been recorded.  The asset was recorded at $5,000, the cost paid by the giftor which was deemed to be fair value.

The Company acquired intangibles with a fair value of $183,577 in the Allianex acquisition in June 2010.  See Note 4: ALLIANEX ACQUISITION.

In accordance with Accounting Standards Codification Topic 350-20 "Intangibles - Goodwill and Other" (ASC 350-20) intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows of the entity (useful lives). The amortization method should reflect the pattern in which the asset's economic benefits are consumed by the entity. If the pattern cannot be determined, the straight-line method is used. The identified intangible assets recorded in connection with the Allianex acquisition will be amortized over their estimated useful life of five years.   However, due to the lack of revenues from  the Allianex Corp. subsidiary and uncertain future of this business segment, we elected to revalue and impair the intangible assets related to this business segment as of December 31, 2010 to fair value of $77,153.

In accordance with Accounting Standards Codification Topic 985-20 “Costs of Software to be Sold, Leased or Marketed” (ASC 985-20), the Company is capitalizing development costs incurred after the technological feasibility of our Wikifamilies.com product had been established and will continue to capitalize these costs, as incurred, until the product is available for general release to customers.  $222,749 in development costs have been capitalized as of September 30, 2011.  Amortization of these development costs will begin when the product is released for sale in the first quarter of 2012.

Intangible Assets	September 30, 2011

Sendaprayer.com - Indefinite life, no amortization	5,000
Total Non Amortizing Assets	5,000

Wikifamilies Development Costs - 5 year life	222,749
Allianex Intangible Assets - 5 year life	183,577
Allianex Intangible Assets - Impairment charge recorded at 12/31/10	(106,424)
Allianex Intangible Assets - Amortization	(12,823)
Total Amortizable Assets	287,079

Net Intangible Assets at September 30, 2011	$292,079

Estimated Remaining Intangible Amortization	September 30, 2011

2011	$3,858
2012	59,980
2013	59,980
2014	59,980
2015	58,730
2016	44,550

Total Amortization	$287,079

NOTE 13:  RELATED PARTY TRANSACTIONS

Common Stock Issuances

On June 27, 2008, the Company issued 800,000 shares of Common Stock to Angelique de Maison, Chief Executive Officer and Chair of the Board at the time, for setup costs and the Company’s business plan in an amount of $5,000.

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

Ms. de Maison has invested a total of $185,737 in monthly installments under this agreement to date.   Ms. de Maison resigned her position as Director of the Company in August 2011.

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

On December 1, 2010, Ms. de Maison purchased from Merrimen the option granted pursuant to the Option Purchase Agreement dated April 9, 2010 and applied the $319,850.21 of outstanding principal and interest due under the loans described above as payment of the exercise price under the option for the purchase of 3,998,128 shares of the Company’s Common Stock.  In addition, Ms. de Maison agreed to cancel the unexercised portion of the option.

NOTE 14:  COMMON STOCK

On June 27, 2008, the Company issued 800,000 shares of Common Stock to Angelique de Maison, Chief Executive Officer and Chair of the Board at the time, for setup costs and the Company’s business plan in an amount of $5,000. See Note 12: RELATED PARTY TRANSACTIONS.

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

On June 4, 2010, in connection with the Allianex acquisition, the Company issued 575,000 shares of our Common Stock.  See Note 4: ALLIANEX ACQUISITION.

On December 28, 2010, the Company issued 143,000 shares of our Common Stock to Lenco Mobile Inc.  to settle Lenco’s assertion that it had earned and was due shares from the Company and Kenneth Rotman in connection with the acquisition of the assets of Allianex, LLC.    These shares of Common Stock were issued at a value of approximately $.08 per share.

Pursuant to the Stock Purchase Agreement, dated March 23, 2011, Ms. de Maison purchased 300,000 shares of Common Stock at a purchase price of $.25 per share upon execution of the Stock Purchase Agreement and an additional 600,000 shares of Common Stock at a purchase price of $.25 per share on May 20 2011 upon closing of the transactions contemplated in the Stock Purchase Agreement.  On September 1, 2011, the Company issued an additional 742,947 shares of Common Stock to Angelique de Maison at a purchase price of $.25 per share for monthly installment payments in accordance with this Stock Purchase Agreement. See NOTE 12:  RELATED PARTY TRANSACTIONS.

On May 20, 2011 the Company issued 31,500,000 shares of Common Stock to the shareholders of Wikifamilies SA upon closing of the Exchange Agreement with Wikifamilies SA as described in NOTE 5:  WIKIFAMLIES ACQUISITION.

NOTE 15:  FORWARD SPLIT

Effective May 1, 2009, the Company effected a 40-1 forward split of its common share capital.

NOTE 16:  NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

NOTE 17:  SEGMENT INFORMATION

Our products and operations are managed in two segments; the Allianex Corp. prepaid card segment and the Wikifamilies.com social media website segment.  A segment is determined primarily by the method in which it delivers its products and services.  Selected information about our two operating segments for the nine months ended September 30, 2011 is as follows:

	Revenue	Cost of Goods Sold	Gross Profit	Operating Expenses	Operating Income (Loss)

Allianex	$2,550	$15,000	$(12,450)	$6,142	$(18,592)
Wikifamilies	-	-	-	160,838	(160,838)

Total operating segments	2,550	15,000	(12,450)	166,980	(179,430)

Corporate/eliminations	-	-	-	115,124	(115,124)

Total consolidated	$2,550	$15,000	$(12,450)	$282,104	$(294,554)

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

NOTE 18:  SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the period ended September 30, 2011 was filed and has not found any events to report.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

References in the Report to the “Company”, “we”, “us” or “our” refer to Wikifamilies, Inc., a Nevada corporation,  and its consolidated subsidiaries, Allianex Corp. and Wikifamilies SA. In the context of Common Stock, notes and other securities, references to the “Company” mean Wikifamilies, Inc. unless otherwise stated. The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010 filed with the Securities and Exchange Commission.

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

History

Wikifamilies, Inc. (“Wikifamilies, Inc.” or the “Company”) was incorporated on June 27, 2008 in the State of Nevada as Kensington Leasing, Ltd.

The Company’s initial business plan was to specialize in leasing equipment to a select clientele. Because it had taken longer than anticipated to launch the Company’s leasing business, the Company elected to investigate additional lines of business.  The leasing business has generated minimal revenues since inception and has been discontinued.

On June 4, 2010, the Company, through its newly formed wholly-owned subsidiary Allianex Corp., purchased substantially all of the assets of Allianex, LLC (the “Allianex acquisition”).  The Company’s primary business after the Allianex acquisition until the acquisition of Wikifamilies SA, as discussed below, was the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices.  Allianex Corp. has not generated nominal revenues since the acquisition.

On May 20, 2011, the Company acquired all of the outstanding equity securities of Wikifamilies SA (the “Wikifamilies acquisition”), making Wikifamilies SA a wholly owned subsidiary of Kensington Leasing, Ltd.  For accounting purposes, the Wikifamilies acquisition is treated as a reverse acquisition with Wikifamilies SA treated as the acquirer and Kensington Leasing, Ltd. as the acquired party. As a result, the business and financial information included in the report is the business and financial information of Wikifamilies SA prior to May 20, 2011 and the combined entity after May 20, 2011.

 The Company’s current primary business is the operations of Wikifamilies SA. Wikifamilies SA is a pre-revenue development stage Swiss company formed in February 2011 to design, develop and operate an Internet-based social media website, Wikifamilies.com, with a unique emphasis on families and new technologies.  This web-based platform is intended to enhance the ability of families to communicate and share family history and events while providing a secure location to transact family-related business matters.   Wikifamilies SA launched the website for beta testing in September of 2011 and intends to launch the website for full scale use in the first quarter of 2012.

On October 27, 2011, the Company changed its name to Wikifamilies, Inc. through a short-form merger with its newly formed wholly owned subsidiary of the same name.

No Comparable Information

There is no relevant comparable historic financial information for the current quarter ended September 30, 2011 and the quarter ended September 30, 2010, as Wikifamilies SA’s operations did not begin until February 2011.  Therefore, limited information is provided in our Results of Operations section below.

Results of Operations

Unless otherwise noted, the business and financial information included in the report is the business and financial information of Wikifamilies SA prior to May 20, 2011 and the combined entity after May 20, 2011.

Revenues

There were $2,550 in revenues generated during the nine months ended September 30, 2011.  These revenues were generated by Allianex Corp. from sales of prepaid cards.

We expect revenues for the balance of the year to remain minimal from our Allianex Corp. segment.  We do not expect any revenues from our Wikifamilies SA segment until Wikifamilies.com is launched, which is anticipated to occur in the first quarter of 2012.

General and Administrative

For the nine months ended September 30, 2011, general and administration expenses were $147,561.  The expenses were incurred in connection with salaries, payroll taxes, travel, office expenses and utilities.

We expect general and administrative expenses for the balance of the year ending December 31, 2011 to trend upward as we continue to incur additional expenses necessary to grow our business and to prepare for the full scale launch of Wikifamilies.com, which is anticipated to occur in the first quarter of 2012.

Legal and Accounting

For the nine months ended September 30, 2011, legal and accounting expenses were $118,204.  These expenses include corporate legal, accounting, shareholder and SEC filing expenses incurred in connection with our status as a public reporting company.

We expect legal and accounting expenses for the balance of the year ending December 31, 2011 to trend marginally upward as we continue to incur additional expenses necessary to grow our business and as a result of our being a public reporting company.

Depreciation and Amortization

For the nine months ended September 30, 2011, depreciation and amortization was $16,339.  Depreciation and amortization was incurred in connection with the assets acquired by the Company in the Allianex acquisition and Wikifamilies acquisition.

We expect depreciation and amortization to increase with the acquisition of Wikifamilies SA as they purchase property and equipment.
.
Other Income/Expense

For the nine months ended September 30, 2011 interest income was $447.  Interest was earned on funds deposited in our bank accounts.

Net Income/Loss

For the nine months ended September 30, 2011, net loss was $294,107.  Net loss resulted from incurring operational expenses without generating revenue.

Liquidity and Capital Resources

At September 30, 2011, our principal sources of liquidity included cash and cash equivalents of $15,534.  At September 30, 2011, we had working capital of $403,949.  Working capital was primarily generated through cash received from the sale of shares of our Common Stock to Angelique de Maison, the former Chairman of our Board of Directors, notes receivable, investments and prepaid expenses.

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
Ms. de Maison has invested a total of $185,737 in monthly installments under this agreement to date.   Ms. de Maison resigned her position as Director of the Company in August 2011.

For the nine months ended September 30, 2011, we used $267,638 in cash from operations which was derived from net loss of $294,107, decreased by non-cash adjustments of $16,339, and decreased by changes in operating assets and liabilities of $10,131.

Investment activities consumed $170,466 during the nine months ended September 30, 2011 which was derived from the purchase of $222,749 in capitalized research costs and $22,717 in fixed assets less $75,000 in a cash advance.  As of September 30, 2011, we did not have any significant commitments for capital expenditures.

Financing activities provided $422,284 during the nine months ended September 30, 2011, which was derived mainly from a decrease of $23,909 in a related party note payable to Ms. de Maison and $335,737 in Common Stock sales also to Ms. de Maison, as described above as well as $110,456 in sales of Wikifamilies SA shares.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

The acquisition of Wikifamilies SA and the integration of that business with the Company has materially affected or is reasonably likely to materially affect our internal control over financial reporting during the quarter ended September 30, 201.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From June 30, 2011 through September 30, 2011, the Company issued 742,947 shares of Common Stock at $.25 per share to Angelique de Maison pursuant to the Stock Purchase Agreement dated March 23, 2011.  These issuances were effected without registration under the Securities Act of 1933, as amended, in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D there under.  Ms. de Maison is an accredited investor, no general solicitation or advertising was used in connection with the sale of the shares, and the Company has imposed appropriate limitations on resales.  There was no underwriter involved in these sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5.  Other Information

On September 16, 2011, Chris Dengler, the Company’s Chief Technology Officer, was appointed to the Board of Directors of the Company.

Item 6. Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated October 27, 2011, by and between Kensington Leasing, Ltd. and Wikifamilies, Inc.  Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2011.

3.1	Articles of Merger as filed with the Nevada Secretary of State. Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2011.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2011	WIKIFAMILIES, INC.

/s/ Trisha Malone
Trisha Malone
Chief Financial Officer