Form 10-K
period 2011-12-31
Wikifamilies, Inc.
filed 2012-04-16
CIK 1454010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-53559

KENSINGTON LEASING, LTD.

(Exact name of registrant as specified in its charter)

Nevada	80-0212045
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

13520 Oriental St., Rockville, MD	20853
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 909-708-4303

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed first fiscal quarter of June 30, 2011 was $49,756,980.

On March 31, 2012, the Company had 47,922,075 outstanding shares of Common Stock, $.001 par value.

i

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

PART I

Item 1.  BUSINESS

History

The Company was incorporated in Nevada on June 27, 2008 as Kensington Leasing, Ltd.  Prior to the acquisition of the assets of Allianex, LLC on June 4, 2010, we only had cash and other nominal assets and nominal operations, which made us a “shell” corporation as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  With the acquisition of the assets of Allianex, LLC, we ceased to be a “shell” corporation.

The Company’s initial business plan was to specialize in leasing equipment to a select clientele. Because it took longer than anticipated to launch the Company’s leasing business, the Company elected to investigate additional lines of business.  The leasing business has generated minimal revenues since inception and has been discontinued.

On June 4, 2010, the Company, through its newly formed wholly-owned subsidiary Allianex Corp., purchased substantially all of the assets of Allianex, LLC (the “Allianex acquisition”). The Company’s primary business after the Allianex acquisition until the acquisition of Wikifamilies SA, as discussed below, was the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices. Allianex Corp. has generated only nominal revenues since the acquisition. On December 22, 2011 the Company signed a Settlement and Releases Agreement with Kenneth Rotman among others, wherein Mr. Rotman agreed to release any and all claims against the Company, including claims for unpaid wages he believed he was entitled to receive, in exchange for the assets and business of Allianex Corp.

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

The Company’s current primary business is the operations of Wikifamilies SA. Wikifamilies SA is a pre-revenue development stage Swiss company formed in February 2011 to design, develop and operate an Internet-based social media website, Wikifamilies.com, with a unique emphasis security for families, trusted groups and professionals incorporating significant new technologies. This web-based platform is intended to enhance the ability of families, trusted groups and professionals to communicate and share family history and events while providing a secure location to transact family-related business matters. Further it provides professionals such as lawyers, accountants, brokers and others a secure and private environment to exchange business information. Wikifamilies SA launched the website for beta testing in September of 2011 and launched the website for full scale use on March 30, 2012. Its professional version will be released in Q3 2012.

On October 27, 2011, the Company changed its name to Wikifamilies, Inc. through a short-form merger with its newly formed wholly owned subsidiary of the same name.

Business of Wikifamilies

Wikifamilies SA is a development stage Swiss company formed to design, develop and operate an Internet-based social media website, Wikifamilies.com, with a unique emphasis on security for families, trusted groups and professionals incorporating significant technologies. This web-based platform is intended to enhance the ability of families trusted groups and professionals to communicate and share family history and events while providing a secure location to transact family-related business matters. Wikifamilies launched the website on March 30, 2012. On February 25, 2012, we signed a binding letter of intent to partner with The Revelation Network whereby Wikifamilies services will be offered to the 87,000 US Pastors Association members and their combined 17 million congregants. Other similar scale partnerships are currently under negotiation.

Our name captures two of our core elements. "Wiki" because our format is editable by users; and "families" because to us, that best describes close knit communities of users, be they families, businesses, communities, sports clubs, research teams or collaborate work groups.

Whilst we are essentially a social media company, we are so much more and provide video recording for capturing events and memories, time line management of data, real time video viewing, music filing and most of all, because we believe our users have the right to privacy if they so wish, we facilitate safe storage of data where the user determines exactly who sees it and when. That means that very confidential data such as photographs, videos, banking details, passwords, stock certificates, wills and so on can be securely stored in the cloud and only accessed by specific family members nominated by the user.

Nielsen published stats showing that “three of the world’s most popular brands online are social-media related (Facebook, YouTube and Wikipedia) and the world now spends over 110 billion minutes on social networks and blog sites. This equates to 22 percent of all time online or one in every four and half minutes. For the first time ever, social network or blog sites are visited by three quarters of global consumers who go online, after the numbers of people visiting these sites increased by 24% over last year. The average visitor spends 66% more time on these sites than a year ago, almost 6 hours in April 2010 versus 3 hours, 31 minutes last year.”

Wikifamilies has designed its site with multiple revenue streams and a rich user experience to offer users both entertainment and functionality while being affordable and providing real value. The Wikifamilies platform keeps families together and in-touch while providing a secure location to transact family-related business matters.

Wikifamilies.com is designed to allow users to store resources, such as videos, photographs, documents, etc. for access by other family members. These resources are stored in an 'as-is' fashion so that none of the original quality is lost which is a unique feature. Private information such as investment papers, bank account information and even future oriented items, such as wills, can be encrypted and/or time-locked and can be made accessible only to certain members or at certain times. This functionality will be available in Wikifamilies Vault Service, available on a subscription/fee basis.

Wikifamilies.com also provides above bank level security, family “Secrets Vault”, for storing valuable records, instructions in case of emergencies and the like. These resources are stored in an 'as-is' fashion, but what if some are investment papers, bank account information (especially private bank information), or even future oriented, such as wills. What if these resources could be encrypted and/or time-locked? What if they were only accessible to certain members at certain times? This functionality is available in Wikifamilies.com’s Secrets Vault Service, available on a subscription/fee basis.

Monetizing social networking is a key goal for online social network brand owners, advertisers, content providers, apps developers, hardware and software providers, as well as the social networking platforms themselves and their user communities. The period between 2010 – 2012 represents the key near term strategic window in establishing incumbency in the social networking market, and the market is racing towards maturity by 2015.

Wikifamilies is strongly pursuing two objectives being first to offer its services on mobile devices and second to expand its coverage through partnerships as evidenced by the Revelation Network deal. Wikifamilies has two business models which are basically adjusted according to the delivery partner’s requirements. The first revenue model is a straight per user license fee with the partner retaining all other revenues. The second revenue model is to provide users with the first 2 GB of storage free and thereafter charge a small fee for additional storage space plus charges for other services provided.

Competition

We believe that our www.Wikifamilies.com platform offer a number of competitive advantages. These are:

Complete privacy: users cannot be “discovered” by any search engines and thus their usage of Wikifamilies remains private. Users are only added through setting up an account or being invited to that account by the user. Therefore stalking, pestering, priming of minors and so is next to impossible.

Confidentiality: because all data is fully encrypted on our servers, confidentiality is assured.

Range of data: whereas our competitors only allow for up-loading of photographs and videos, Wikifamilies allows ALL forms of data files to be up-loaded. Examples are word documents, spreadsheets, music files, PowerPoint presentations, videos and photographs.

Data quality: Our competitors reduce the quality of videos and photographs for example in order to save on storage space. We provide the same quality as originally loaded. This for example is attracting recording artists to use Wikifamilies.com because the integrity of the quality of their recoded music is second to none.

Video journals: Wikifamilies provides the opportunity to record regular journals about one’s life, family events, children’s development progress and the like.

Time capsuling: our patent pending time capsule allows messages to be securely left for the future only to be opened on a specific date (e.g. Daughter’s 80th birthday) or specific event such as a marriage, birth or death.

While we believe our business model has many competitive advantages, social networking markets are competitive and subject to continuous technological innovation. Our competitiveness depends on our ability to offer products that meet customers’ needs on a timely basis. Customers may prefer social networking platforms from our competitors because of greater product breadth offered by the competitor, or perceived advantages in price, technical support, convenience, compatibility or other issues but we do not believe that their use of those other services will be exclusive. That is most of our users will belong to both a competitors system as well as Wikifamilies.

We face competition in the social networking industry from a number of fronts. Most if not all of these competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than ours:

Some of the competitors are:

Facebook: a pure social networking platform but without the quality or the privacy levels provided by Wikifamilies. For example, search engines will always find a person on Facebook. In addition, despite the external privacy provisions, all data is mined to create demographics and much data is reviewed by moderators to determine its “suitability” (example deletion of breast feeding photographs. Limitation on types of files that can be uploaded.

Google+, similar limitations to Facebook.

YouTube: Limitation on files that can be uploaded as basically it is pure video.

DropBox: Requires software to be downloaded onto the client device in order to be used and has lower levels of security.

Intellectual Property

We currently have a patent pending on our Time Capsule technology. Our patent attorney believes that we have at least three other patent possibilities and is currently conducting “prior art” studies on these.

Government Regulation

The software developed is of U.S. and Swiss origin and uses cryptology. Therefore Wikifamilies is obligated to comply with all applicable international and national laws that apply to the use of cryptology software, including the U. S. Export Administration Regulations, as well as end-user, end-use and destination restrictions issued by U.S. and other governments. These vary from country to country in terms of the strength of cryptology that may be utilized both for transmission and data storage. In some jurisdictions all data must be stored within national boundaries.

Employees

Our employees consist of our Chief Executive Officer, our Chief Information Officer, our Senior Vice President of Partner Relations, two Business Development Directors and our Chief Technology Officer, all of whom provide services to us on a full-time basis, and our Chief Financial Officer and our Chief Legal Officer who both provides services to us on a part-time basis.

Item 1A. RISK FACTORS

Not Applicable.

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2. PROPERTIES

We have an administrative office in Nyon, Switzerland, that is owned by the wife of our Chief Executive Officer and provided to us without charge.

Item 3. LEGAL PROCEEDINGS

Nothing to report.

Item 4. (Removed and Reserved)

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the OTCQB under the symbol “KNSL” since August 17, 2009 and under the ticker symbol “WFAM” since December 20, 2011. The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTCQB securities are traded by a community of market makers that enter quotes and trade reports.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock. Furthermore, the trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected. The following table sets forth the high and low sale prices per share of our common stock for the periods indicated as reported on the OTCQB.  As of March 30, 2012, the closing-sale price for our common stock was $0.185 per share.

	Common Stock
	High	Low
2012:
First Quarter	$0.59	$0.15
2011:
Fourth Quarter	$0.99	$0.11
Third Quarter	$2.40	$0.51
Second Quarter	$3.24	$1.05
First Quarter	$4.00	$2.50

2010:
Fourth Quarter	$4.50	$2.50
Third Quarter	$4.50	$3.30
Second Quarter	$4.50	$3.68
First Quarter	$7.00	$3.48
2009:
Fourth Quarter	$7.00	$7.00
Third Quarter	$7.00	$5.00
Second Quarter- Stock Unavailable for Trading	$0.00	$0.00
First Quarter- Stock Unavailable for Trading	$0.00	$0.00

Holders

As of March 31, 2012, there were 47,922,075 shares of common stock outstanding held by approximately 189 holders of record.

Dividends

Our Board of Directors has not declared a dividend on our Common Stock since inception and we do not anticipate the payments of dividends in the near future, as we intend to reinvest our profits to grow our business.

Equity Compensation Plans

We have no equity compensation plans as defined under Item 402 of Regulation S-K.

Recent Sales of Unregistered Securities

Pursuant to the Stock Purchase Agreement, dated March 23, 2011, on the same date, Ms. de Maison purchased 300,000 shares of Common Stock at a purchase price of $.25 per share upon execution of the Stock Purchase Agreement, and 600,000 shares of Common Stock at a purchase price of $.25 per share upon closing of the Exchange Agreement with Wikifamilies SA, see Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDCE.

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

Overview

No Comparable Information

There is no relevant comparable historic financial information for the current quarter ended December 31, 2011 and the quarter ended December 31, 2010, as Wikifamilies SA’s operations did not begin until March 2011. Therefore, limited information is provided in our Results of Operations section below.

Results of Operations

Unless otherwise noted, the business and financial information included in the report is the business and financial information of Wikifamilies SA prior to May 20, 2011 and the combined entity after May 20, 2011.

Revenues

There were $2,550 in revenues generated during the twelve months ended December 31, 2011. These revenues were generated by Allianex Corp. from sales of prepaid cards. These revenues were recorded in loss from discontinued operations along with $15,000 in cost of goods sold.

We disposed of the business of Allianex on December 22, 2011 and expect no have no future from our Allianex Corp. segment. We do not expect any revenues from our Wikifamilies SA segment until after Wikifamilies.com is launched, which occurred on March 30, 2012.

General and Administrative

For the twelve months ended December 31, 2011, general and administration expenses were $193,739. The expenses were incurred in connection with salaries, payroll taxes, travel, office expenses and utilities.

An additional $2,746 in general and administrative expenses was recorded in loss from discontinued operations.

We expect general and administrative expenses for 2012 to trend upward as we continue to incur additional expenses necessary to grow our business for the full scale launch of Wikifamilies.com, which occurred on March 30, 2012.

Legal and Accounting

For the twelve months ended December 31, 2011, legal and accounting expenses were $143,347. These expenses include corporate legal, accounting, shareholder and SEC filing expenses incurred in connection with our status as a public reporting company.

We expect legal and accounting expenses for 2012 to trend marginally upward as we continue to incur additional expenses necessary to grow our business and as a result of our being a public reporting company.

Depreciation and Amortization

For the twelve months ended December 31, 2011, depreciation and amortization was $17,365. Depreciation and amortization was incurred in connection with the Wikifamilies acquisition.

An additional $5,435 in depreciation and amortization was recorded in loss from discontinued operations.

We expect depreciation and amortization to increase as Wikifamilies SA purchases property and equipment required to support www.wikifamilies.com.

.

Other Income/Expense

For the twelve months ended December 31, 2011 interest income was $5,627. Interest was earned on funds deposited in our bank accounts.

For the twelve months ended December 31, 2011 we incurred a loss on the disposal of the Allianex assets of $89,318.

For the twelve months ended December 31, 2011 we incurred an impairment on assets of $22,065.

Net Income/Loss

For the twelve months ended December 31, 2011, net loss was $480,837. Net loss resulted from incurring operational expenses without generating revenue and from the loss on the disposal of the Allianex assets.

Liquidity and Capital Resources

At December 31, 2011, our principal sources of liquidity included cash and cash equivalents of $24,256. At December 31, 2011, we had working capital of $234,113. Working capital was primarily generated through cash received from the sale of shares of our Common Stock to Angelique de Maison, the former Chairman of our Board of Directors, notes receivable, investments and prepaid expenses.

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

Ms. de Maison has invested a total of $185,737 in monthly installments under this agreement to date. Ms. de Maison resigned her position as Director of the Company in August 2011 and at that time was relieved of her obligation to continue funding the company.

For the twelve months ended December 31, 2011, we used $199,478 in cash from operations which was derived from net loss of $480,837, decreased by non-cash adjustments of $134,183, and decreased by changes in operating assets and liabilities of $147,177.

Investment activities consumed $233,617 during the twelve months ended December 31, 2011 which was derived from the purchase of $285,448 in capitalized research costs and $23,169 in fixed assets less $75,000 in a cash advance. As of December 31, 2011, we did not have any significant commitments for capital expenditures.

Financing activities provided $436,138 during the twelve months ended December 31, 2011, which was derived mainly from an increase of $25,000 in a related party note payable to Ms. de Maison, an increase of 45,955 in a related party note with Malcolm Hutchinson and $335,737 in Common Stock sales also to Ms. de Maison, as described above as well as $106,547 in sales of Wikifamilies SA shares, $53,274 of which is still due.

If we do not generate sufficient cash flow from operations to support our business, we intend to rely on additional financing transactions to secure the capital necessary to fund continued operations. Any future sale of debt or equity may be pursuant to a private placement or a public offering. We are currently in discussions with a number of parties for a private placement. There can be no assurances that any future financing will be made available to us, or made available on terms that are favorable to the Company or our current stockholders.

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

We have operated at a loss since our inception and minimal revenues to date. If we do not achieve profitability, our business may not grow or operate. We are likely to continue to incur losses unless and until we are able to generate significantly more revenues from our current line of business. Wikifamilies is projecting that it will take until 2013 before it reaches any form of profitability. We will need to generate revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. We may not achieve sufficient revenues or profitability in any future period. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis. If we do not become profitable or are unable to maintain future profitability, the market value of our common stock may be adversely affected.

We require additional funds to operate in accordance with our business plan, which we may not be able to obtain on terms acceptable to us, if at all. If we cannot obtain additional funds, our ability to operate may be adversely affected.

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

The additional funds, we may seek to obtain are primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our stockholders. We may also attempt to obtain funds through arrangement with corporate partners or others. Those types of arrangements may require us to relinquish certain rights to our intellectual property or resulting products.

There is substantial doubt about our ability to continue as a going concern, which means that we may not be able to continue operations unless we obtain additional funding.

The report of our independent accountants on our December 31, 2011 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are highly dependent on Malcolm Hutchinson, our CEO. Loss of Mr. Hutchinson could negatively impact our business and the value of our common stock.

For the continued operation of the Wikifamilies business, we are largely dependent on Mr. Hutchinson for his familiarity with the Wikifamilies technology. Our ability to successfully market and distribute our products may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of Mr. Hutchinson. Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered. We have not purchased key man insurance on any of our officers, which insurance would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace such individuals or to replace any business lost by the death of such individuals.

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

We face intense competition from other providers of social networking websites.  If we cannot offer consumers a reason to use our website instead of or in addition to the social networking websites marketed by our competitors, our business and the results of our operations will be adversely affected.

We have many competitors that provide social networking websites. Our competitors include Facebook, Google +, DropBox and many others. End-user customers may prefer obtaining social networking from such competitors because of greater product breadth offered by the Company, perceived advantages in price, technical support, compatibility or other issues.

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

Our products are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected errors, viruses or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in:

•	additional development costs;

•	diversion of technical and other resources from our other development efforts;

•	loss of credibility with current or potential customers;

•	harm to our reputation; or

•	exposure to liability claims.

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

We rely primarily on the efforts of independent outside agents to market our services to partners or other sales channels. Our failure to maintain our relationships with our existing agents, and to recruit and establish new relationships with other agents could adversely affect our revenues and internal growth and increase our merchant attrition.

New and potential governmental regulations designed to protect or limit access to consumer information could adversely affect our ability to provide the services we provide.

We obtain from customers certain personal information when they register as users of the Wikifamilies platform. Due to the increasing public concern over consumer privacy rights, governmental bodies in the United States and abroad have adopted, and are considering adopting additional laws and regulations restricting the purchase, sale and sharing of personal information about customers. Limitations on our ability to access and use customer information could adversely affect our ability to provide the services we offer or could impair the value of these services.

Several states have proposed legislation that would limit the uses of personal information gathered using the Internet. Some proposals would require proprietary online service providers and website owners to establish privacy policies. Congress has also considered privacy legislation that could further regulate use of consumer information obtained over the Internet or in other ways. Moreover, the Federal Trade Commission has recently settled a proceeding with one on-line service regarding the manner in which personal information is collected from users and provided to third parties. Our compliance with these privacy laws and related regulations should not however materially affect our operations.

Changes to existing laws or the passage of new laws could, among other things:

•	create uncertainty in the marketplace that could reduce demand for our services;

•	increase the cost of doing business as a result of litigation costs or increased operating costs; or

•	in some other manner have a material adverse effect on our business, results of operations and financial condition.

Our business may be adversely affected by risks associated with foreign operations.

In the future we intend to work with other service partners or distribution channels based outside of the United States. Political uncertainties, economic changes, civil unrest, exchange rate fluctuations, adverse changes in legal requirements, including tax, tariff and trade regulations and other difficulties in working with companies managed outside the United States could seriously harm the development of our business and ability to operate. Further, as we do more business in an increasing number of countries, our business becomes more exposed to the impact of the political and economic uncertainties, including government oversight, of foreign jurisdictions.

Risks Related to Our Common Stock

The price of our common stock may be negatively impacted by factors which are unrelated to our operations. We cannot assure you that an active public trading market for our common stock will develop or be sustained.

Our common stock currently trades on a limited basis on the OTCQB. Trading of our stock through the OTCQB is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Malcolm Hutchinson, Chief Executive Officer and member of the Board, beneficially owns a substantial amount of our common stock, which gives him significant influence over the direction of our affairs and business. Additionally, this concentration of ownership could discourage or prevent a potential takeover that might otherwise result in our shareholders receiving a premium over the market price for our common stock.

Malcolm Hutchinson, Chief Executive Officer and member of the Board of Directors, directly and indirectly owns approximately 31.21% of our outstanding common stock. Accordingly, he will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control or cause the market price of our stock to decline. Notwithstanding the exercise of his fiduciary duties as a director and executive officer, and any duties that he may have to the Company or our other stockholders in general, Mr. Hutchinson may have interests different than yours.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, notes thereto and related reports are included in this Annual Report on Form 10K beginning on page F1 and are included herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, the Company has determined that its system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

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

Management had determined during the fiscal year ended December 31, 2011, that there were material weaknesses in its internal control over financial reporting procedures, and developed the following procedure to improve the internal procedures. Financial statements are prepared by the Company’s Chief Financial Officer, reviewed by the Chief Executive Officer, distributed to the Board of Directors for review and comment, along with the Company’s books and records for the periods covered in the financial statements. The financial statements are then presented to the Company’s independent registered public accounting firm for an independent review prior to the filing and disclosure of any financial information.

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of December 31, 2011, our internal control over financial reporting are not effective.

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

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2011. The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff. Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not Applicable

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Malcolm Hutchinson	58	Chief Executive Officer, Director
Robert Coleridge	51	Chief Information Officer, Director
Chris Dengler	44	Chief Technology Officer, Director
Trisha Malone	35	Chief Financial Officer, Director

Malcolm Hutchinson. Malcolm Hutchinson, age 58, co-founded Wikifamilies SA in 2011. He became Chief Executive Officer of Wikifamilies, Inc. in connection with the Company’s acquisition of the assets of Wikifamilies, SA on May 20, 2011. He is a seasoned Australian executive and serial entrepreneur who has advised numerous companies on their internet business models and founded and co-founded a number of IT companies, including Living PlanIT SA, WISeKey SA, InfoMat Systems Pty Ltd and ITNetworks Inc. He has served as a strategist and member of the Board of Directors Living PlanIt SA from 2007 to 2011. In addition, he served as Chairman of the Board of Directors of ITNetworks LLC from 2005 until 2007, Chief Executive Officer and member of the Board of Directors of WISeKey SA from 1999 until 2005 (as well as the Chairman of its Board of Directors from 1999 until 2002), and as a member of the Board of Directors of WiseTrust SA from 1999 until 2006. In addition, Mr. Hutchinson served as United Nations Conference on Trade and Development (UNCTD) e-commerce specialist based in Asia from 1995 until 1999 and an Executive Consultant with Morgan & Banks Ltd. from 1994 until 1995. Prior to that time, Mr. Hutchinson served in various executive positions for governmental organizations including as the CEO of the City of Kew (Melbourne Australia), Federal Executive Director of the IMM, Deputy Town Clerk of the City of Richmond (Melbourne Australia), and Chief Clerk of the City of Malvern (Melbourne Australia). Mr. Hutchinson holds a Bachelor Business Studies from Royal Melbourne Institute of Technology (Majors in Law, Accountancy and Information Technology).

Mr. Hutchinson’s entrepreneurial experience developing internet business models led to the conclusion that he should serve as a director of the Company.

Robert Coleridge. Robert Coleridge, age 51, co-founded Wikifamilies SA in 2011. He became Chief Information Officer of Wikifamilies, Inc. in connection with the Company’s acquisition of the assets of Wikifamilies, SA on May 20, 2011. Since June 2010, he has also served as Vice President and Chief Software Engineer of Living PlanIT. He has also been employed as Senior Software Engineer for several software development companies, including Microsoft (1997 to 2007), AdvantageFactory LLC (January 2008 to December 2009), En2Grate Inc. (January 2009 to December 2009), and Co-Operators Life Insurance (January 2010 to June 2010).

Mr. Coleridge’s experience as a software engineer led to the conclusion that he should serve as a director of the Company.

Chris Dengler. Chris Dengler, age 44, co-founded Wikifamilies SA in 2011. He became Chief Technology Officer of Wikifamilies, Inc. in connection with the Company’s acquisition of the assets of Wikifamilies, SA on May 20, 2011. Formerly a Senior Software Design Engineer with Microsoft Corporation and one of the two original architects and developers of what became known as Web Services and .NET, now being used on more than 6 billion devices worldwide. He travelled widely with Bill Gates, Microsoft's Chairman and Chief Architect and other senior Microsoft executives introducing the concept of Web Services at many high profile technical conferences and venture forums such as the PDC, TechEd, and many more. Mr. Dengler's work is found running in many large corporations and infrastructures commonplace across all industry segments, such as Microsoft, Sony, Verizon, Volkswagen, Trans World Entertainment Corporation, Honeywell, US Airways, Costco, PetSmart, and American Express to name just a few. Mr. Dengler was the Chief Software Architect for US Airways, completing the total reconstruction of usairways.com back end infrastructure, design and function as well as a complete new front end. Combined, it was US Airways first attempt of Service Oriented Architecture (SOA). Mr. Dengler also created the architecture for Microsoft's internal "Idea Generation Tool" called "Greenhouse". The Greenhouse idea was delivered directly to Steve Ballmer and then cultivated through various teams based upon Mr. Dengler's architecture and idea. As the holder of several patents he continues to invent new ways to make life simpler and more productive through the use of applied technology.

Mr. Dengler’s experience as a software engineer led to the conclusion that he should serve as a director of the Company.

Trisha Malone. Ms. Malone, age 37, has been a director since November 5, 2010, and Chief Financial Officer since June 23, 2010. Ms. Malone has more than 17 years of experience working in finance and accounting. Ms. Malone has been self-employed as an independent accounting consultant for the past three years and is presently consulting as Corporate Controller for several private companies. She is also presently a director and the Chief Financial Officer of Casablanca Mining Ltd. (OTCBB: CUAU), a public company engaged in precious-metal mine exploration and production. Ms. Malone served as the Corporate Controller for Lenco Mobile Inc. (Pink Sheets: LNCM), which operates in the high growth mobile marketing and Internet sectors, from 2007 to 2009 and as Corporate Secretary for the company until June 2010. From 2006 to 2008, Ms. Malone was the Corporate Controller for Satellite Security Corporation (later renamed Mobicom Corporation (Pink Sheets: MBIC)), a developer of satellite systems for the marine industry. She has an extensive background in all aspects of corporate finance including financial reporting and forecasting as well as mergers and acquisitions. Ms. Malone has a degree in Business Administration from Grossmont College.

Ms. Malone’s experience in finance and accounting and mergers and acquisitions led to the conclusion that she should serve as a director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Malcolm Hutchinson, Robert Coleridge, Chris Dengler, Angelique de Maison, Michael Ryan, Trish Malone, Charlotte Hopkins and Merrimen Investments, Inc., the Company’s current and former officers, directors and persons who beneficially own or owned more than 10% of the Company’s common stock, did not file the Form 3’s required by Section 16(a) of the Exchange Act to indicate their initial status as reporting persons under Section 16(a) on a timely basis. In addition, a Form 4 and Form 5 were not filed on a timely basis in connection with two transactions of Ms. de Maison and a Form 4 was not filed on a timely basis in connection with one transaction by Merrimen Investments, Inc. Except as described above, to the Company’s knowledge, for the fiscal year ended December 31, 2011 and the interim period up to the date of this report, no person who is an officer, director or beneficial owner of more than 10% of the Company’s common stock or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

Code of Ethics

Our Board of Directors has adopted a code of ethics covering all of our executive officers and key employees. A copy of our code of ethics is included as an Exhibit under Item 15 and will be furnished without charge to any person upon written request. Requests should be sent to: Wikifamilies, Inc. c/o Law Offices of David E. Price - 13520 Oriental St., Rockville, MD 20853

Committees

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	All Other Compensation	Total

Malcolm Hutchinson, Chief Executive Officer and Director (1)	2011	$48,000	$0	$48,000
Robert Coleridge, Chief Software Officer and Director (1)	2011	$81,000	$0	$81,000
Chris Dengler, Chief Technology Officer and Director (1)	2011	$78,700	$0	$78,700
Trisha Malone,	2011	$0	$0	$0
Chief Financial Officer and Director (2)	2010	$5,775	$0	$5,775

(1)	Mr. Hutchinson was appointed Chief Executive Officer, Mr. Coleridge was appointed as Chief Information Officer and Mr. Dengler was appointed as Chief Technology Officer on May 20, 2011 with the acquisition of Wikifamilies, SA.

(2)	Ms. Malone was appointed Chief Financial Officer in June 2010.

No executive officer received compensation during the fiscal year ended December 31, 2011 in excess of $100,000. There are no outstanding equity awards or options to any executive officer issued or outstanding for services to the Company.

Employment Agreements

The Company has not entered into any employment contracts.

DIRECTOR COMPENSATION

The Company has not historically paid any compensation to our directors.

In 2012 the Company agreed to issue the following equity awards to directors Thomas Hudson and Stephen Brown: 150,000 shares to Thomas Hudson and 100,000 shares to Stephen Brown.

Item 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2012 for: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our named executive officers and directors; and (iii) all of our current named executive officers and directors as a group.

Unless otherwise noted, we believe that each beneficial owner named in the table has sole voting and investment power with respect to the shares shown, subject to community property laws where applicable.  An asterisk (*) denotes beneficial ownership of less than one percent.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Class(1)
Malcolm Hutchinson	14,955,000 (2)	31.21%
Robert Coleridge	5,985,000	12.49%
Chris Dengler	5,985,000 (3)	12.49%
Trisha Malone	15,000	*
Thomas Hudson	150,000	*
Steve Brown	100,000	*
William Hogan	–	–
Directors and Officers as a group (7 persons)	27, 190,000	56.74%

(1)	The percentage ownership reflected in the table is based on 47,922,075 shares of Common Stock outstanding as of March 31, 2012.

(2)	Includes 6,455,000 shares held directly by Malcolm Hutchinson, 250,000 shares held by Audrey Hutchinson, 250,000 held by Emily Hutchinson, 250,000 shares held by Shanna Hutchinson, 250,000 shares held by Vanessa Hutchinson, 5,000,000 shares held by Nyon Investments PTY Ltd. and 2,500,000 shares held by Elisabeth Rochman which Mr. Hutchinson may be seen to beneficially own.

(3)	Shares held in the name of TC Holdings LLC, Mr. Dengler is an affiliate of TC Holdings LLC.

The Company is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.

Changes in Control

As discussed under Item 1 - Business, on March 23, 2011, the Company entered into an Exchange Agreement with Wikifamilies SA and its shareholders. Pursuant to the Exchange Agreement, the Company agreed to purchase all of the outstanding securities of Wikifamilies from the Wikifamilies Shareholders in exchange for an aggregate amount of 31,500,000 shares of common stock of the Company, which at closing represented approximately 67.99% of the Company’s outstanding common stock.

Pursuant to the Exchange Agreement, upon closing and subject to the requirements of the Securities Exchange Act of 1934, Mr. Hutchinson was appointed as a director and Chief Executive Officer and President of the Company, Chris Dengler, was appointed as Chief Technology Officer and later a director, and Robert Coleridge was appointed as a director and Chief Information Officer.

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

On March 23, 2011, the Company entered into a Stock Purchase Agreement with Ms. de Maison pursuant to which the Company has agreed to issue, and Ms. de Maison has agreed to purchase, shares of common stock of the Company, subject to certain conditions, as follows:

•	300,000 shares of common stock at a purchase price of $.25 per share were purchased upon execution of the Stock Purchase Agreement;

•	600,000 shares of common stock at a purchase price of $.25 per share were purchased upon closing of the transactions contemplated by the Exchange Agreement with Wikifamilies; and

•	after the closing of the transactions contemplated by the Exchange Agreement, up to $100,000 of shares of common stock per month, at a purchase price of $.25, for a period of 18 months, as requested by the Company. Ms. de Maison has invested a total of $185,737 in monthly installments under this agreement to date for a total of 742,947 shared purchased as of December 31, 2011.

If certain budgetary projections are not met, the purchase price for future monthly installments will be reduced to $.20 per share of common stock and additional shares of common stock will be issued in order to retroactively adjust the purchase price for any previously purchased shares. As a condition to each installment, the Company must be solvent and in the same line of business as of the date of the Closing, there must not have been any material breach of the Exchange Agreement by Wikifamilies or its shareholders, and the Company must not have become subject to any material contingent liability. Furthermore, Ms. de Maison may terminate her obligations with respect to the installments upon the occurrence of certain events, including her removal from the Board of Directors, the Company undergoing a change in control (as defined in the Stock Purchase Agreement), the Company failing to meet the agreed upon projected budget by a specified amount, or the Company becoming subject to bankruptcy proceedings or a material contingent liability. Ms. de Maison resigned her position as Director of the Company in August 2011 and presently has no obligation to purchase any additional shares under this agreement.

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

On March 31, 2010, Ms. de Maison agreed to purchase from the Company, subject to certain conditions, upon the Company’s demand at any time on or prior to September 30, 2011, a note in the amount $520,000. The note is unsecured, not convertible, bears interest at the rate of 10% per annum, payable quarterly, and is due and payable on June 30, 2012. During the year ended December 31, 2010, a total of $300,273.24 was borrowed pursuant to this note. As discussed below, the outstanding balance on the note was cancelled on December 1, 2010.

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

Director Independence

The Company’s common stock is traded on the OTCQB, which does not maintain any standards regarding the independence of the directors on its Board of Directors.  In absence of such requirements, we have elected to use the definition for “director independence” under the Nasdaq Listing Rules.

Currently, four of the Company’s directors are also officers of the Company and therefore only Thomas Hudson, Stephen Brown and William Hogan are considered “independent” as defined by the Nasdaq Marketplace Rules.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Gruber & Co., LLC audited our financial statements for fiscal years 2010 and 2011. Aggregate fees billed to us by Gruber & Co., LLC for professional services rendered with respect to fiscal years 2010 and 2011 were as follows:

	2010	2011
Audit Fees	4,250	5,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

Item 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F1. The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit	Description
2.1	Exchange Agreement, dated March 23, 2011, by and among Kensington Leasing, Ltd., Wikifamilies SA, Malcolm Hutchinson, Robert Coleridge, Rigosa Finance Limited, and TC Holdings LLC. Incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K file on April 15, 2011.
3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10 filed on January 15, 2009.
3.2	Bylaws. Incorporated by reference to Exhibit 3.4 to Registration Statement on Form 10 filed on January 15, 2009.
3.3	Amendment to the Bylaws. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 7, 2010.
4.1	Securities Purchase Agreement, dated March 31, 2010, between Kensington Leasing, Ltd. and Angelique de Maison. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 5, 2010.
4.2	Option Purchase Agreement, dated April 9, 2010, between Kensington Leasing, Ltd. and Merrimen Investments, Inc. and Option to Purchase Common Stock dated April 9, 2010 issued to Merrimen Investments, Inc. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 15, 2010.
4.3	Notice of Exercise and Cancellation of Option, dated December 1, 2010, between Kensington Leasing, Ltd. and Angelique de Maison. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 3, 2010.
10.1	Stock Purchase Agreement, dated March 23, 2011, by and between Kensington Leasing, Ltd., and Angelique de Maison. Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K file on April 15, 2011.
10.2	Settlement Agreement and Releases dated December 22, 2011 by and between Wikifamilies, Inc.; Kenneth Rotman; Sumercom, LLC; Allianex, LLC; Mytechcard, LLC; Allianex, Corp.; Zirk Engelbrecht; and Angelique de Maison.*
14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on July 9, 2010.
21.1	Subsidiaries – Wikifamilies SA.*
31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following financial information from the Annual Report on Form 10-K of Wikifamilies, Inc. for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2011; (2) Statements of Operations from Wikifamilies SA inception through December 31, 2011; (3) Statements of Stockholders’ Equity from Wikifamilies SA inception through December 31, 2011; (4) Statements of Cash Flows for the year ended December 31, 2011; and (5) Notes to Financial Statements.*

*	Filed with this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wikifamilies, Inc.
Date: April 16, 2012	By: /s/ Malcolm Hutchinson Malcolm Hutchinson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Malcolm Hutchinson Malcolm Hutchinson	Chief Executive Officer (Principal Executive Officer), Director	April 16, 2012

/s/ Trisha Malone	Chief Financial Officer (Principal	April 16, 2012
Trisha Malone	Financial and Accounting Officer), Director

/s/ Robert Coleridge	Director	April 16, 2012
Robert Coleridge

/s/ Chris Dengler	Director	April 16, 2012
Chris Dengler

/s/ Thomas Hudson	Director	April 16, 2012
Thomas Hudson

/s/ Stephen Brown	Director	April 16, 2012
Steve Brown

/s/ William Hogan	Director	April 16, 2012
William Hogan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Wikifamilies, Inc.

We have audited the accompanying consolidated balance sheets of Wikifamilies, Inc., a development stage company, as of December 31, 2011 and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit) and cash flows for period from February 15, 2011 (Wikifamilies SA inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wikifamilies, Inc.  as of December 31, 2011 and the related statements of operations, stockholders' equity (deficit) and cash flows for the period from February 15, 2011 (Wikifamilies SA inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company, LLC

     Gruber & Company, LLC

     Lake Saint Louis, Missouri

    April 13, 2012

F-1 | Page

Wikifamilies, Inc.

(A Development Stage Company)

Audited Consolidated Balance Sheets

December 31, 2011
ASSETS
Current Assets
Cash	$24,256
Inventory, net of reserves	-
Total Current Assets	24,256

Non-Current Assets
Notes receivable	155,000
Investments	123,632
Prepaid expenses	120,708
Fixed asset, net	17,377
Intangible assets, net of impairment	290,448
Total Non-Current Assets	707,165

TOTAL ASSETS	731,421

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable	171,802
Notes payable to related parties	17,681
Notes payable	-
Total Liabilities	189,483

Stockholders' Equity
Common stock, $.001 par value, 100,000,000 shares authorized, 47,672,075 shares issued and outstanding	47,672
Paid in capital	954,151
Other comprehensive income	20,952
Net income/(loss) accumulated during development stage	(480,837)
Total Stockholders Equity	541,938

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$731,421

See notes to consolidated financial statements

F-2 | Page

Wikifamilies, Inc.
(A Development Stage Company)
Audited Consolidated Statements of Operations

From February 15, 2011 (Wikfamilies SA Inception) to December 31, 2011

Revenue	$-
Cost of goods sold	-
Gross profit/(loss)	-

Operating expenses
General and administrative	193,739
Legal and accounting	143,347
Depreciation and amortization	17,365
Total expenses	354,451

Ordinary loss	(354,451)

Other expense	(105,756)

Loss from continuing operations	(460,207)
Loss from discontinued operations	(20,630)

Net loss	$(480,837)

Net loss per share
Loss from continuing operations	$(0.01)
Loss from discontinued operations	(0.00)
Loss per share	$(0.01)

Weighted average common shares	37,749,252

See notes to consolidated financial statements

Statements of Comprehensive Income (Loss)

From February 15, 2011 (Wikfamilies SA Inception) to December 31, 2011

Net loss	$(480,837)

Gain/(loss) on foreign currency conversion	20,952
Unrealized losses on available-for-sale securities	-

Total comprehensive loss	$(459,885)

See notes to consolidated financial statements

F-3 | Page

Wikifamilies, Inc.

(A Development Stage Company)

Audited Consolidated Statements of Cash Flows

From February 15, 2011 (Wikfamilies SA Inception) to December 31, 2011
Cash flows from operating activities
Net income/(loss)	$(480,837)

Non-cash transactions to reconcile cash used in operations
Depreciation and amortization	$22,800
Asset impairment	22,065
Disposal of assets, Allianex business	89,318

Cash used in operations
Other receivable	(35,708)
Accounts payable	167,885
Prepaid expenses	15,000

Total cash from operations	(199,478)

Cash flows from investing activities
Cash advanced to Wikifamilies SA prior to closing	75,000
Purchase of intangible assets	(285,448)
Purchase of fixed assets	(23,169)
Total cash used in investing activites	(233,617)

Cash from financing activities
Stock sales	442,284
Notes payable	(6,146)

Total cash from financing activities	436,138

Effect if foreign currency exchange rate	20,951

INCREASE (DECREASE) IN CASH	23,995

BEGINNING CASH	261

ENDING CASH	$24,256

Supplemental disclosure of cash flow information:
Interest paid	$5,627
Income taxes paid	$-

Supplemental disclosure of non-cash investing activities:
Common stock issued in acquisition	31,500,000

See notes to consolidated financial statements

F-4 | Page

Wikifamilies, Inc.

(A Development Stage Company)

Audited Consolidated Statements of Shareholder's Equity/(Deficit)

From February 15, 2011 (Wikfamilies SA Inception) to December 31, 2011

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Other Comprehensive Income/(Loss)	Deficit Accumulated During Exploration Stage	Total Stockholders Deficit

Wikifamilies reverse merger adjustments	14,529,128	14,529	545,057			559,587
Stocks issued for cash	1,642,947	1,643	409,094			410,737
Stocks issued for assets	31,500,000	31,500	-			31,500
Gain/(loss) on currency conversion				20,952		20,952
Net loss December 31, 2011					(480,837)	(480,837)

Balance at December 31, 2011	47,672,075	$47,672	$954,151	$20,952	$(480,837)	$541,938

See notes to consolidated financial statements

F-5 | Page

Wikifamilies, Inc.

(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

For the period ended December 31, 2011

NOTE 1:   HISTORY OF OPERATIONS

Wikifamilies, Inc. (“Wikifamilies, Inc.” or the “Company”) was incorporated on June 27, 2008 in the State of Nevada as Kensington Leasing, Ltd.

The Company’s initial business plan was to specialize in leasing equipment to a select clientele. Because it took longer than anticipated to launch the Company’s leasing business, the Company elected to investigate additional lines of business.  The leasing business has generated minimal revenues since inception and has been discontinued.

On June 4, 2010, the Company, through its newly formed wholly-owned subsidiary Allianex Corp., purchased substantially all of the assets of Allianex, LLC (the “Allianex acquisition”). The Company’s primary business after the Allianex acquisition until the acquisition of Wikifamilies SA, as discussed below, was the production, marketing and distribution of a retail line of prepaid stored value cards for the purchase of technology support and security services for electronic devices. Allianex Corp. has not generated nominal revenues since the acquisition and the assets were disposed of on December 22, 2011.

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

NOTE 2:   CONTINUED EXISTENCE

The Company has not generated any significant revenue during the period ended December 31, 2011 and has funded its operations primarily through the issuance of equity. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

F-6 | Page

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

The Company evaluates the need to record adjustments for impairment of inventory. At December 31, 2011, the inventory has been written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management’s estimates.

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

F-7 | Page

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

NOTE 4: ALLIANEX ACQUISITION

On June 4, 2010, the Company, through its wholly owned subsidiary Allianex Corp. purchased substantially all of the assets of Allianex, LLC, pursuant to the Asset Purchase Agreement, dated May 14, 2010.  The purchase price for the assets was $75,000 in cash, 575,000 shares of the Company Common Stock valued at $.08 per share, and the assumption of Allianex, LLC’s accounts payable.  In addition, the Company agreed to pay Allianex, LLC 25% of the earnings before interest, taxes, depreciation and amortization (EBITDA) of Allianex Corp. from July 1, 2010 through June 30, 2013, payable quarterly but calculated on a cumulative basis. The earn out payments will be made 25% in cash and 75% in Common Stock of the Company valued at the market price of the Common Stock on the last day of the quarter, provided that the Company may elect to pay in cash instead of Common Stock if the market price is less than $2.00 per share and Allianex, LLC may elect to receive cash instead of Common Stock if the market price is greater than $4.00 per share. No earn out payments have been earned to date. Subsequent to this purchase, on December 22, 2011 the Company has returned the assets to Kenneth Rotman, founder of Allianex LLC and no future earn out payments will be due.

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

F-8 | Page

Assets & Liabilities Acquired	Amounts

Fixed Assets	$37,423
Contracts and Software License	183,577
Accounts Payable	(100,000)

Purachase Price	$121,000

Allianex Corp. has generated only nominal revenues since the acquisition. On December 22, 2011 the Company signed a Settlement and Releases Agreement with Allianex LLC founder, Kenneth Rotman, among others, wherein Mr. Rotman agreed to release any and all claims against the Company, including claims for unpaid wages he believed he was entitled to receive, in exchange for the assets and business of Allianex Corp. The net value of the Allianex assets were disposed of as of December 22, 2011 and a charge was recorded to Loss on Disposal of an Asset $89,318 for their disposition.

Allianex Asset Disposal	Amounts

Fixed Assets, net	$25,195
Intangibles, net	61,722
Intercompany Loans	2,400
Loss on Disposal of Asset	$89,318

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

The Company’s current primary business is the operations of Wikifamilies SA. Wikifamilies SA is a pre-revenue development stage Swiss company formed in February 2011 to design, develop and operate an Internet-based social media website, Wikifamilies.com, with a unique emphasis on families and new technologies. This web-based platform is intended to enhance the ability of families to communicate and share family history and events while providing a secure location to transact family-related business matters. Wikifamilies SA launched the website for beta testing in September of 2011 and launched the website for full scale use on March 30, 2012.

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

NOTE 6: INVENTORY

Inventory at December, 2011 consisted solely of pre-printed gift cards for the Allianex Corp. retail card sales market. As there were no revenues for this business segment in 2010, we elected to reserve for the full value of inventory assuming this inventory is obsolete.

Inventory	Amounts
Pre-printed My Tech Card gift cards	39,656
Inventory obsolescence reserve	(39,656)
Net Inventory	-

NOTE 7: NOTES RECEIVABLE

On July 15, 2010, the Company entered into a Loan and Security Agreement and Note with JP09 & Associates to provide operating capital for the JP09 & Associates while the Company investigated a possible acquisition of JP09 & Associates, which did not occur. The Loan and Security Agreement and Note were personally guaranteed by the JP09 & Associates’ president, and was secured by its intellectual property. The principal amount of the Note was $155,000 payable in 12 months with 10% interest due at maturity. The Company has not yet been paid for this Note and a demand letter for payment of all principal, interest and penalties has been sent to JP09 & Associates. JP09 & Associates has requested the ability to repay this note over time and we are presently negotiating with JP09 & Associates for repayment and with multiple sources to potentially purchase the note from us.

F-9 | Page

Notes receivable at December 31, 2011 consisted of the following:

Terms	December 31, 2011
Loan and Security Agreement and Note with JP09 & Associates and John Pena for $155,000 dated July 15, 2010 at 10% interest for one year, principal and interest due and payable at maturity.	155,000

Total Notes Receivable at December 31, 2011	$155,000

NOTE 8: INVESTMENTS

Investments presently consist of funds invested in debt securities held to maturity. Investments are recorded at their amortized cost basis in accordance with Accounting Standards Codification 320 “Investments – Debt and Equity Securities” (ASC 320).

WealthMakers, Ltd. managed a brokerage account for the Company from May 2010 through November 2010. In November 2010, the Company agreed to allow WealthMakers to liquidate the brokerage account to purchase restricted shares in private placements. This investment was reclassified from an investment held for sale to an investment held to maturity at this time. The Company is entitled to a % of the shares purchased after 12 months. The Company elected to record an impairment charge at December 31, 2011 by $22,065 to adjust the fair value of shares held.

NOTE 9: PREPAID EXPENSES

Prepaid expenses consist of $35,708 in paid in advance payroll taxes paid to the Swiss government in advance of salaries paid and $85,000 paid in advance to a vendor to provide software design and marketing services not yet provided at December 31, 2011. This vendor began providing services to the Company during the three months ended June 30, 2011.

NOTE 10: FIXED ASSETS

The Company acquired fixed assets with a fair value of $37,423 in the Allianex acquisition in June 2010. These fixed assets were disposed of on December 22, 2011. See Note 4: ALLIANEX ACQUISITION. The Company also acquired fixed assets with a fair value of $21,994 in the Wikifamilies acquisition in May 2011. See Note 5: WIKIFAMILIES ACQUISITION. The fixed assets are being amortized over their remaining useful lives averaging 55 months. Depreciation expense for the year ended December 31, 2011 was $22,800.

F-10 | Page

Asset Classification	December 22, 2011	Allianex Asset Disposal	December 31, 2011

Office Equipment	$3,632	$(3,632)	$-
Furniture and Fixtures	3,151	(3,151)	-
Computer Equipment	23,395	(226)	23,169
Transportation Equipment	26,587	(26,587)	-
Office Improvements	3,827	(3,827)	-
Depreciation prior to Wikifamilies SA Reverse Merger	4,780	(4,780)
	65,372	(42,203)	23,169
Less Accumulated Depreciation	(22,800)	17,008	(5,792)
Net Book Value	$42,573	$(25,195)	$17,377

NOTE 11:  INTANGIBLES

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

In accordance with Accounting Standards Codification Topic 350-20 "Intangibles - Goodwill and Other" (ASC 350-20) intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows of the entity (useful lives). The amortization method should reflect the pattern in which the asset's economic benefits are consumed by the entity. If the pattern cannot be determined, the straight-line method is used. The identified intangible assets recorded in connection with the Allianex acquisition will be amortized over their estimated useful life of five years. However, due to the lack of revenues from the Allianex Corp. subsidiary and uncertain future of this business segment, we elected to revalue and impair the intangible assets related to this business segment as of December 31, 2010 to fair value of $77,153. These intangibles were disposed of on December 22, 2011.

In accordance with Accounting Standards Codification Topic 985-20 “Costs of Software to be Sold, Leased or Marketed” (ASC 985-20), the Company is capitalizing development costs incurred after the technological feasibility of our Wikifamilies.com product had been established and will continue to capitalize these costs, as incurred, until the product is available for general release to customers. $285,448 in development costs have been capitalized as of December 31, 2011. Amortization of these development costs will begin in April 2012 after the product was released for sale on March 30, 2012.

F-11 | Page

Intangible Assets	December 31, 2011

Sendaprayer.com - Indefinite life, no amortization	5,000
Total Non Amortizing Assets	5,000

Wikifamilies Development Costs - 5 year life	285,448
Total Wikifamilies Amortizable Assets	285,448

Allianex Intangible Assets - 5 year life	183,577
Allianex Intangible Assets - Impairment charge recorded at 12/31/10	(106,424)
Allianex Intangible Assets - Amortization	(15,431)
Disposal of Allianex Assets	(61,722)
Total Allianex Amortizable Assets	-

Net Intangible Assets at December 31, 2011	$290,448

Estimated Remaining Intangible Amortization	December 31, 2011

2012	42,817
2013	57,090
2014	57,090
2015	57,090
2016	57,090
2017	14,272

Total Amortization	$285,448

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

F-12 | Page

Ms. de Maison has invested a total of $185,737 in monthly installments under this agreement to date for the purchase of 742,947 shares purchased as of December 31, 2011. Ms. de Maison resigned her position as Director of the Company in August 2011 and presently has no obligation to purchase any additional shares under this agreement.

Capital Contribution

On November 29, 2009, Ms. de Maison gifted the URL “sendaprayer.com” to the Company. This asset has been recorded at the cost incurred by Ms. de Maison.

Loans from Malcolm Hutchinson

In November and December of 2011, Mr. Hutchinson loaned the Company a total of $45,955 for working capital needs. These loans were provided at no interest, with no set terms of repayment. These loans were offset by $53,274 which had not yet been received as of December 31, 2011 for 100,000 shares that Wikifamilies SA, our subsidiary in Switzerland, sold of its stock for 100,000 Swiss Francs or $110,456 at its inception in February 2011.

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

In November and December of 2011, Ms. de Maison loaned the Company a total of $25,000 for working capital needs. These loans were provided at no interest, with no set terms of repayment.

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

F-13 | Page

NOTE 13:  COMMON STOCK

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

F-14 | Page

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

NOTE 16: SEGMENT INFORMATION

Until the disposal of our Allianex assets on December 22, 2011, our products and operations were managed in two segments; the Allianex Corp. prepaid card segment and the Wikifamilies.com social media website segment. A segment is determined primarily by the method in which it delivers its products and services. Selected information about our two operating segments for the year ended December 31, 2011 is as follows:

	Revenue	Cost of Goods Sold	Gross Profit	Operating Expenses	Operating Income (Loss)

Allianex	$2,550	$15,000	$(12,450)	$8,180	$(20,630)
Wikifamilies	-	-	-	165,593	(165,593)

Total operating segments	2,550	15,000	(12,450)	173,773	(186,223)

Corporate/eliminations	-	-	-	188,858	(188,858)

Total consolidated	$2,550	$15,000	$(12,450)	$362,631	$(375,081)

Management reviews the Company’s assets on a consolidated basis because it is not meaningful to allocate assets to the various segments.  Management evaluates segment performance based on revenues and operating income.  The Company does not allocate income taxes or charges determined to be non-recurring in nature.

F-15 | Page

The prepaid card segment primarily was disposed of on December 22, 2011. The social media website business primarily operates in both Switzerland and the United States.

NOTE 17:  SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Annual Report on Form 10-K for the period ended December 31, 2011 was filed and has the following events to report:

On February 2, 2012 the full Board of Directors of the Company elected Thomas Hudson of Tonka Bay Minnesota, US as Chairman and Member of the Board of Directors. Additionally the Board elected Steve Brown of London UK as Member of the Board of Directors.

Mr. Hudson’s wealth of experience and knowledge in the corporate technology arena, having held the positions of Vice President and General Manager at IBM; Senior Vice President at McGraw Hill Companies and Board Membership of CGSY, CNT, McData Corp, Lawson Software, Ciprico, Plat Software, Incentra Solutions; all publicly traded companies, led to the decision that he be elected as a Director and Chairman of the Board.

Mr. Brown is a Partner and Board Member of Buro Happold and the firm’s Managing Director for Middle East, Asia Pacific, India and Africa. Additionally he was Regional Director for Masterplanning of the London Olympics. Mr. Brown’s extensive experience and extensive networks of contacts in the Middle East and Asia led to the decision that he be elected as a Director.

On March 1, 2012 the full Board of Directors of the Company elected William Hogan as a Member of the Board of Directors.

Dr. Hogan has held prominent roles in both corporate and academia. His experience includes executing corporate turnarounds; product development; technology transfers; quality control and operational management for such firms as Honeywell, Inc., Medtronic, Inc., and Communications Holdings, Inc. Dr. Hogan also has served as a member, director and/or chairman of several Governance, Finance and Audit Committees including a $2 billion insurance company, the American Express Trust Fund, The Bayer Company, and many others. This extensive experience led to the decision that he be elected as a Director and Chairman of the Audit Committee.

F-16 | Page