Form 10-Q
period 2012-03-31
Wikifamilies, Inc.
filed 2012-05-21
CIK 1454010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31. 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

Commission File Number: 000-53559

Wikifamilies, Inc.

(Name of small business issuer specified in its charter)

Nevada		80-0214025
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

13520 Oriental St.
Rockville, MD		20853
(Address of principal executive offices)		(Zip Code)

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

As of May 9, 2012, the issuer had 47,922,075 shares of common stock (“Common Stock”) outstanding.

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

Wikifamilies, Inc.

(A Development Stage Company)

Unaudited Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$35,669	$24,256
Inventory, net of reserves	-	-
Total Current Assets	35,669	24,256

Non-Current Assets
Notes receivable	155,000	155,000
Investments	123,632	123,632
Prepaid expenses	99,489	120,708
Fixed asset, net	16,537	17,377
Intangible assets, net of impairment	359,162	290,448
Total Non-Current Assets	753,821	707,165

TOTAL ASSETS	789,490	731,421

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable	237,300	171,802
Notes payable to related parties	70,160	17,681
Notes payable	-	-
Total Liabilities	307,461	189,483

Stockholders' Equity
Common stock, $.001 par value, 100,000,000 shares authorized,
48,022,075 shares issued and outstanding	48,022	47,672
Paid in capital	1,066,301	954,151
Other comprehensive income	46,074	20,952
Net income/(loss) accumulated during development stage	(678,368)	(480,837)
Total Stockholders Equity	482,028	541,938

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$789,490	$731,421

See notes to consolidated financial statements

Wikifamilies, Inc.

(A Development Stage Company)

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31, 2012	From February 15, 2011 (Wikfamilies SA Inception) to March 31, 2012

Revenue	$-	$-
Cost of goods sold	-	-
Gross profit/(loss)	-	-

Operating expenses
General and administrative	114,018	325,122
Legal and accounting	69,174	212,521
Marketing	14,731	14,731
Total expenses	197,923	552,374

Ordinary loss	(197,923)	(552,374)

Other expense	392	(105,364)

Loss from continuing operations	(197,531)	(657,738)
Loss from discontinued operations	-	(20,630)

Net loss	$(197,531)	$(678,368)

Net loss per share
Loss from continuing operations	$(0.00)	$(0.02)
Loss from discontinued operations	-	(0.00)
Loss per share	$(0.00)	$(0.02)

Weighted average common shares	47,818,814	39,979,122

See notes to consolidated financial statements

Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2012	From February 15, 2011 (Wikfamilies SA Inception) to March 31, 2012

Net loss	$(197,531)	$(678,368)

Gain/(loss) on foreign currency conversion	25,122	46,074
Unrealized losses on available-for-sale securities	-	-

Total comprehensive loss	$(172,410)	$(632,295)

See notes to consolidated financial statements

Wikifamilies, Inc.

(A Development Stage Company)

Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2012	From February 15, 2011 (Wikfamilies SA Inception) to December 31, 2011
Cash flows from operating activities
Net income/(loss)	$(197,531)	$(678,368)

Non-cash transactions to reconcile cash used in operations
Depreciation and amortization	$840	$23,640
Asset impairment	-	22,065
Stock issued for services	87,500	87,500
Disposal of assets, Allianex business	-	89,318

Cash used in operations
Other receivable	-	(35,708)
Accounts payable	65,499	233,383
Prepaid expenses	21,219	36,219
Total cash from operations	(22,473)	(221,951)

Cash flows from investing activities
Cash advanced to Wikifamilies SA prior to closing	-	75,000
Purchase of intangible assets	(68,714)	(354,162)
Purchase of fixed assets	-	(23,169)
Total cash used in investing activites	(68,714)	(302,331)

Cash from financing activities
Stock sales	25,000	467,284
Notes payable	52,479	46,333
Total cash from financing activities	77,479	513,617

Effect if foreign currency exchange rate	25,122	46,073

INCREASE (DECREASE) IN CASH	11,414	35,408

BEGINNING CASH	24,256	261

ENDING CASH	$35,669	$35,669

Supplemental disclosure of cash flow information:
Interest paid	$19	$5,627
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing activities:
Common stock issued in acquisition, in shares	-	31,500,000
Common stock issued for services, in shares	250,000

See notes to consolidated financial statements

Wikifamilies, Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

For the period ended March 31, 2012

NOTE 1:   HISTORY OF OPERATIONS

Wikifamilies, Inc. (“Wikifamilies, Inc.” or the “Company”) was incorporated on June 27, 2008 in the State of Nevada as Kensington Leasing, Ltd.

The Company’s initial business plan was to specialize in leasing equipment to a select clientele. Because it took longer than anticipated to launch the Company’s leasing business, the Company elected to investigate additional lines of business.  The leasing business generated minimal revenues since inception and has been discontinued.

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

NOTE 2:   CONTINUED EXISTENCE

The Company has not generated any significant revenue since inception and has funded its operations primarily through the issuance of equity. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

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

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Wikifamilies, Inc. and its 100% wholly owned subsidiary, Wikifamilies SA.  All intercompany balances and transactions have been eliminated in consolidation.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

NOTE 5: NOTES RECEIVABLE

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

Notes receivable at March 31, 2012 consisted of the following:

Terms	March 31, 2012

Loan and Security Agreement and Note with JP09 & Associates and John Pena for $155,000 dated July 15, 2010 at 10% interest for one year, principal and interest due and payable at maturity.	155,000

Total Notes Receivable at March 31, 212	$155,000

NOTE 6: INVESTMENTS

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

NOTE 7: PREPAID EXPENSES

Prepaid expenses consist of $14,489 in paid in advance payroll taxes paid to the Swiss government in advance of salaries paid and $85,000 paid in advance to a vendor to provide software design and marketing services not yet provided at March 31, 2012. This vendor began providing services to the Company during the three months ended June 30, 2011.

NOTE 8: FIXED ASSETS

The Company acquired fixed assets with a fair value of $21,994 in the Wikifamilies acquisition in May 2011. See Note 5: WIKIFAMILIES ACQUISITION. The fixed assets are being amortized over their remaining useful lives averaging 55 months. Depreciation expense for the three months ended March 31, 2012 was $840.

Asset Classification	March 31, 2012

Computer Equipment	$23,169
23,169
Less Accumulated Depreciation	(6,632)
Net Book Value	$16,537

NOTE 9:  INTANGIBLES

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

Intangible Assets	March 31, 2012

Sendaprayer.com - Indefinite life, no amortization	5,000
Total Non Amortizing Assets	5,000

Wikifamilies Development Costs - 5 year life	354,162
Total Wikifamilies Amortizable Assets	354,162

Net Intangible Assets at December 31, 2011	$359,162

Estimated Remaining Intangible Amortization	March 31, 2012

2012	53,124
2013	70,832
2014	70,832
2015	70,832
2016	70,832
2017	17,708

Total Amortization	$354,162

NOTE 10:  RELATED PARTY TRANSACTIONS

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

On February 7, 2012 the Board of Directors of the Company elected to issue equity awards to directors Thomas Hudson and Stephen Brown. 150,000 restricted shares of Common Stock were issued to Mr. Hudson and 100,000 shares of Common Stock were issued to Mr. Brown. Market value on the day of the grants was $0.35 per share. The value of these shares at the market price was recorded as compensation expense.

Capital Contribution

On November 29, 2009, Ms. de Maison gifted the URL “sendaprayer.com” to the Company. This asset has been recorded at the cost incurred by Ms. de Maison.

Loans from Malcolm Hutchinson

In November and December of 2011, Mr. Hutchinson loaned the Company a total of $37,016 for working capital needs. These loans were provided at no interest, with no set terms of repayment. These loans were offset by $55,420 which had not yet been received as of March 31,2012 for 100,000 shares that Wikifamilies SA, our subsidiary in Switzerland, sold of its stock for 100,000 Swiss Francs or $110,456 at its inception in February 2011.

Loans from Thomas Hudson

On February 14, 2012, Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan is due on June 30, 2012. Should the Company, at its sole discretion, decide that it is not in a financial position to repay said funds in currency, both parties mutually agree that said amount repayable may be converted into common shares of the Company calculated at a rate per share of twenty five cents per share or at eighty percent (80%) of the previous week’s averaged closing price, whichever is the lesser. If the Company does not repay the loan in cash, as a penalty it shall provide Lender with one hundred thousand (100,000) warrants enabling him to purchase one hundred thousand (100,000) shares of Common Stock at a redemption price of twenty five cents ($.25) per share. Redemption of such warrants in entirety or in part is at the sole discretion of Lender. By way of interest on such loan, Lender shall be provided with two hundred thousand (200,000) warrants enabling him to purchase two hundred thousand (200,000) shares of Common Stock at a redemption price of twenty cents ($.20) per share being a total of forty thousand dollars ($40,000). Redemption of such warrants in entirety or in part is at the sole discretion of Lender. The warrants shall remain valid for a period of three years from the date of this Agreement, after which they shall become null and void.

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

From November 2011 through March 2011, Ms. de Maison loaned the Company a total of $38,565 for working capital needs. These loans were provided at no interest, with no set terms of repayment.

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

NOTE 11:  COMMON STOCK

On June 27, 2008, the Company issued 800,000 shares of Common Stock to Angelique de Maison, Chief Executive Officer and Chair of the Board at the time, for setup costs and the Company’s business plan in an amount of $5,000. See Note 10: RELATED PARTY TRANSACTIONS.

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

On January 10, 2012 Kirkland Trading SA purchased 100,000 shares of Common Stock for $.25 per share for a total of $25,000.

On February 7, 2012 the Company issued 150,000 restricted shares of Common Stock to Mr. Hudson and 100,000 shares of Common Stock to Mr. Brown. See NOTE 12: RELATED PARTY TRANSACTIONS.

NOTE 12:  FORWARD SPLIT

Effective May 1, 2009, the Company effected a 40-1 forward split of its common share capital.

NOTE 13:  NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 14:  SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the period ended December 31, 2011 was filed and has found no events to report.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

References in the Report to the “Company”, “we”, “us” or “our” refer to Wikifamilies, Inc., a Nevada corporation, and its consolidated subsidiaries, Allianex Corp. and Wikifamilies SA. In the context of Common Stock, notes and other securities, references to the “Company” mean Wikifamilies, Inc. unless otherwise stated. The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 filed with the Securities and Exchange Commission.

Forward Looking Statements

This discussion and the accompanying financial statements (including the notes thereto) may contain “forward-looking statements” that relate to future events or our future financial performance, which are made pursuant to the safe harbor provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward- looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011. For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

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

No Comparable Information

There is no relevant comparable historic financial information for the current quarter ended March 31, 2012 and the quarter ended March 31, 2011, as Wikifamilies SA’s operations did not begin until February 2011. Therefore, limited information is provided in our Results of Operations section below.

Results of Operations

Unless otherwise noted, the business and financial information included in the report is the business and financial information of Wikifamilies SA prior to May 20, 2011 and the combined entity after May 20, 2011.

Revenues

There were no revenues generated during the three months ended March 31, 2012.

We expect revenues from our Wikifamilies SA segment to begin after Wikifamilies.com is launched, which occurred on March 30, 2012.

General and Administrative

For the three months ended March 31, 2012, general and administration expenses were $114,018. The expenses were incurred in connection with salaries, payroll taxes, travel, office expenses and utilities.

We expect general and administrative expenses for the balance of the year ending December 31, 2012 to trend upward as we continue to incur additional expenses necessary to grow our business.

Legal and Accounting

For the three months ended March 31, 2012, legal and accounting expenses were $69,174. These expenses include corporate legal, accounting, shareholder and SEC filing expenses incurred in connection with our status as a public reporting company.

We expect legal and accounting expenses for the balance of the year ending December 31, 2012 to trend marginally upward as we continue to incur additional expenses necessary to grow our business and as a result of our being a public reporting company.

Other Income/Expense

For the three months ended March 31, 2012 interest income was $392. Interest was earned on funds deposited in our bank accounts.

Net Income/Loss

For the three months ended March 31, 2012, net loss was $197,531. Net loss resulted from incurring operational expenses without generating revenue.

Liquidity and Capital Resources

At March 31, 2012, our principal sources of liquidity included cash and cash equivalents of $35,669. At March 31, 2012, we had a working capital deficit of $271,792. Working capital was primarily generated through cash received in stock sales to Kirkland Trading SA and loans from Malcolm Hutchinson, our Chief Executive Officer, Thomas Hudson our Director, and Angelique de Maison, the former Chairman of our Board of Directors.

For the three months ended March 31, 2012, we used $22,473 in cash from operations which was derived from net loss of $197,531, decreased by non-cash adjustments of $88,340, and decreased by changes in operating assets and liabilities of $86,718.

Investment activities consumed $68,714 during the three months ended March 31, 2012 which was derived from the purchase of $68,714 in capitalized research costs. As of March 31, 2012, we did not have any significant commitments for capital expenditures.

Financing activities provided $77,479 during the three months ended March 31, 2012, which was derived mainly from an increase of $52,479 in a related party note payable and stock sales of $25,000.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

The acquisition of Wikifamilies SA and the integration of that business with the Company has materially affected or is reasonably likely to materially affect our internal control over financial reporting during the quarter ended March 31, 2012.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 10, 2012 Kirkland Trading SA purchased 100,000 shares of Common Stock for $.25 per share for a total of $25,000. These shares were sold in reliance upon the provisions of Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated by the U.S. Securities and Exchange Commission under the Securities Act.

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

Item 6. Exhibits

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

Date: May 21, 2012	WIKIFAMILIES, INC.

	/s/	Trisha Malone
Trisha Malone
Chief Financial Officer

