Form 10-Q
period 2012-06-30
Wikifamilies, Inc.
filed 2012-08-20
CIK 1454010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30. 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From  _________ to _________

Commission File Number: 000-53559

Wikifamilies, Inc.

(Name of small business issuer specified in its charter)

Nevada	80-0214025
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13520 Oriental St.
Rockville, MD	20853
(Address of principal executive offices)	(Zip Code)

    (909) 708-3708 (US) 41 79 675 4836 (CH)

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

Large accelerated filer  ☐                                        Accelerated filer                  ☐_

Non-accelerated filer   ☐                                         Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☒

As of August 9, 2012, the issuer had 48,672,075 shares of common stock (“Common Stock”) outstanding.

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

Wikifamilies, Inc.

(A Development Stage Company)

Unaudited Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$22,811	$24,256
Inventory, net of reserves	–	–
Total Current Assets	22,811	24,256

Non-Current Assets
Notes receivable	–	155,000
Investments	21,250	123,632
Prepaid expenses	88,539	120,708
Fixed asset, net	14,651	17,377
Intangible assets, net of impairment	336,454	290,448
Total Non-Current Assets	460,894	707,165

TOTAL ASSETS	483,705	731,421

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Liabilities
Accounts payable and accrued liabilities	128,841	171,802
Accrued officers salaries	259,175	–
Advances due to to related parties	90,965	17,681
Notes payable to related parties	50,000	–
Total Liabilities	528,981	189,483

Stockholders' Equity/(Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 48,122,075 and 47,672,075 shares issued and outstanding as of June 30, 2012 and December 31, 2011 respectively	48,122	47,672
Paid in capital	1,117,678	954,151
Other comprehensive income/(loss)	(67,990)	20,952
Deficit accumulated during development stage	(1,143,086)	(480,837)
Total Stockholders Equity/(Deficit)	(45,276)	541,938

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$483,705	$731,421

See notes to consolidated financial statements

(A Development Stage Company)

Unaudited Consolidated Statements of Operations

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	February 15, 2011 (Wikifamilies SA Inception) to June 30, 2011	From February 15, 2011 (Wikfamilies SA Inception) to June 30, 2012

Revenue	$–	$2,550	$–	$2,550	$–
Cost of goods sold	–	(15,000)	–	(15,000)	–
Gross profit/(loss)	–	(12,450)	–	(12,450)	–

Operating expenses
General and administrative	138,742	59,636	252,760	72,651	463,864
Legal and accounting	45,187	52,344	114,361	65,663	257,708
Research and development	60,000	–	60,000	–	60,000
Marketing	23,105	–	37,836	–	37,836
Total expenses	267,034	111,980	464,957	138,314	819,408

Ordinary loss	(267,034)	(124,430)	(464,957)	(150,764)	(819,408)

Other expense	(197,685)		(197,292)	–	(303,048)

Loss from continuing operations	(464,719)	(124,430)	(662,249)	(150,764)	(1,122,456)
Loss from discontinued operations	–	–	–	–	(20,630)

Net loss	$(464,719)	$(124,430)	$(662,249)	$(150,764)	$(1,143,086)

Net loss per share
Loss from continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Loss from discontinued operations	–	–	–	–
Loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares	48,080,317	29,644,513	47,993,504	24,662,952

See notes to consolidated financial statements

Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	February 15, 2011 (Wikifamilies SA Inception) to June 30, 2011	From February 15, 2011 (Wikfamilies SA Inception) to June 30, 2012

Net loss	$(464,719)	$(124,430)	$(662,249)	$(150,764)	$(1,143,086)

Gain/(loss) on foreign currency conversion	9,270	1,883	13,440	(12,911)	34,392
Unrealized gain/(loss) on available for sale investment	(102,382)	–	(102,382)	–	(102,382)

Total comprehensive loss	$(557,831)	$(122,547)	$(751,191)	$(163,675)	$(1,211,076)

See notes to consolidated financial statements

Wikifamilies, Inc.

(A Development Stage Company)

Unaudited Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	From February 15, 2011 (Wikfamilies SA Inception) to June 30, 2012
Cash flows from operating activities
Net income/(loss)	$(662,249)	$(163,675)	$(1,143,086)

Non-cash transactions to reconcile cash used in operations
Depreciation and amortization	$21,307	$6,466	$44,107
Bad debt	155,000	–	155,000
Asset impairment	5,000	–	27,065
Stock issued for services	101,490	–	101,490
Stock due for interest	37,487	–	37,487
Disposal of assets, Allianex business	–	–	89,318

Cash used in operations
Other receivable	–	(5,814)	(35,709)
Accounts payable and accrued liabilities	54,540	5,199	222,425
Accrued expenses related parties	161,675	–	161,675
Prepaid expenses	32,169	(590)	47,169
Total cash used in operations	(93,581)	(158,414)	(293,059)

Cash flows from investing activities
Cash advanced to Wikifamilies SA prior to closing	–	75,000	75,000
Purchase of intangible assets	(68,714)	(152,408)	(354,162)
Purchase of fixed assets	(873)	(23,244)	(24,042)
Total cash used in investing activities	(69,587)	(100,652)	(303,204)

Cash from financing activities
Stock sales	25,000	225,000	467,284
Advances due to related parties	73,284	27,065	73,284
Notes payable related party	50,000	–	43,854
Total cash from financing activities	148,284	252,065	584,422

Effect if foreign currency exchange rate	13,440	37,643	34,391

INCREASE (DECREASE) IN CASH	(1,445)	30,642	22,550

BEGINNING CASH	24,256	(15)	261

ENDING CASH	$22,811	$30,627	$22,811

Supplemental disclosure of cash flow information:
Interest paid	$194	$–	$5,627
Income taxes paid	$–	$–	$–

Supplemental disclosure of non-cash investing activities:
Common stock issued in acquisition, in shares	–	–	31,500,000
Common stock issued for services, in shares	350,000	–	–
Unrealized loss on available for sale investment	102,382	–	–

See notes to consolidated financial statements

Wikifamilies, Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

For the period ended June 30, 2012

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

The Company’s current primary business is the operations of Wikifamilies SA. Wikifamilies SA is a pre-revenue development stage Swiss company formed in February 2011 to design, develop and operate an Internet-based social media website, Wikifamilies.com, with a unique emphasis on families and new technologies. This web-based platform is intended to enhance the ability of families to communicate and share family history and events while providing a secure location to transact family-related business matters. In addition, Wikifamilies.com provides access to Internet-based Secure Cloud Storage and engages in the design, development, and operation of storage input and access tools allowing businesses, governments, organizations and individuals to safely and securely store their data and take their data mobile. Wikifamilies SA launched the website for beta testing in September of 2011 and launched the website for full scale use on March 30, 2012.

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

As described above, the Company’s primary business is the development, design and operation of an internet based social media website and to provides access to Internet-based Secure Cloud Storage and engage in the design, development, and operation of storage input and access tools allowing businesses, governments, organizations and individuals to safely and securely store their data and take their data mobile. There can be no assurance that the Company will be successful in its endeavors.

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

Foreign Currency Translation

The financial statements of the Company’s wholly-owned subsidiary, Wikifamilies SA, are measured using the local currency (the Swiss Franc (CHF) is the functional currency). Assets and liabilities of Wikifamilies SA are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in the statement of operations. The exchange rate at June 30, 2012 was 0.94765 Swiss Francs per United States Dollar, based on historical rates from www.xe.com.

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

Furniture and fixtures	7 years
IT equipment	4 years
Computer software	4 years

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

Investments

Investments presently consist of funds invested in debt securities available for sale. Investments are recorded at their amortized cost basis in accordance with Accounting Standards Codification 320 “Investments – Debt and Equity Securities” (ASC 320). Investments in debt securities that are classified as available for sale and equity securities that have readily determined fair values that are classified as available for sale are measured subsequently at fair value.

Intangible Assets

In accordance with Accounting Standards Codification Topic 985-20 “Costs of Software to be Sold, Leased or Marketed” (ASC 985-20), the Company has capitalized development costs incurred after the technological feasibility of our Wikifamilies.com product had been established until the product was available for general release to customers. In accordance with Accounting Standards Codification Topic 350-20 "Intangibles - Goodwill and Other" (ASC 350-20) intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows of the entity (useful lives).

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

The Company’s current primary business is the operations of Wikifamilies SA. Wikifamilies SA is a pre-revenue development stage Swiss company formed in February 2011 to design, develop and operate an Internet-based social media website, Wikifamilies.com, with a unique emphasis on families and new technologies. This web-based platform is intended to enhance the ability of families to communicate and share family history and events while providing a secure location to transact family-related business matters and to provide access to Internet-based Secure Cloud Storage and engage in the design, development, and operation of storage input and access tools allowing businesses, governments, organizations and individuals to safely and securely store their data and take their data mobile. These tools allow access to the secured data via whatever access protocol currently in use. Wikifamilies SA launched the website for beta testing in September of 2011 and launched the website for full scale use on March 30, 2012.

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

NOTE 5: NOTES RECEIVABLE

On July 15, 2010, the Company entered into a Loan and Security Agreement and Note with JP09 & Associates to provide operating capital for the JP09 & Associates while the Company investigated a possible acquisition of JP09 & Associates, which did not occur. The Loan and Security Agreement and Note were personally guaranteed by the JP09 & Associates’ president, and was secured by its intellectual property. The principal amount of the Note was $155,000 payable in 12 months with 10% interest due at maturity. The Company has not yet been paid for this Note and a demand letter for payment of all principal, interest and penalties has been sent to JP09 & Associates. JP09 & Associates has requested the ability to repay this note over time and we are presently negotiating with JP09 & Associates for repayment and with multiple sources to potentially purchase the note from us. As collection had not yet occurred at June 30, 2012 we elected to record a reserve allowance against the entire balance.

Notes receivable at June 30, 2012 consisted of the following:

Terms	6/30/2012
Loan and Security Agreement and Note with JP09 & Associates and John Pena for $155,000 dated July 15, 2010 at 10% interest for one year, principal and interest due and payable at maturity.	155,000
Allowance for doubtful accounts.	$(155,000)
Total Notes Receivable at June 30, 2012	$–

NOTE 6: INVESTMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10 35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2012.

In accordance with ASC 820, the following table presents the Company’s fair value hierarchy for its financial assets (investments) as of June 30, 2012 and December 31, 2011:

Level	June 30, 2012	December 31, 2011
Level 1	$21,250	$123,632
Level 2	–	–
Level 3	–	–

Investments presently consist of funds invested in debt securities held to maturity. Investments are recorded at their amortized cost basis in accordance with Accounting Standards Codification 320 “Investments – Debt and Equity Securities” (ASC 320).

WealthMakers, Ltd. managed a brokerage account for the Company from May 2010 through November 2010. In November 2010, the Company agreed to allow WealthMakers to liquidate the brokerage account to purchase restricted shares in private placements. This investment has been classified as available for sale. The Company is entitled to a % of the shares purchased after 12 months. The Company elected to record an impairment charge at December 31, 2011 of $22,065 and unrealized loss at June 30, 2012 of $102,382 to adjust the fair value of shares held to $21,250.

NOTE 7: PREPAID EXPENSES

Prepaid expenses consist of $3,539 in paid in advance payroll taxes paid to the Swiss government in advance of salaries paid and $85,000 paid in advance to a vendor to provide software design and marketing services not yet provided at June 30, 2012. This vendor began providing services to the Company during the three months ended June 30, 2011.

NOTE 8: FIXED ASSETS

The Company acquired fixed assets with a fair value of $21,994 in the Wikifamilies acquisition in May 2011. See Note 5: WIKIFAMILIES ACQUISITION. The fixed assets are being amortized over their remaining useful lives averaging 48 months. Depreciation expense for the six months ended June 30, 2012 was $3,599.

Asset Classification	June 30, 2012	December 31, 2011

Computer Equipment	$23,986	$23,169
	23,986	23,169
Less Accumulated Depreciation	(9,335)	(5,792)
Net Book Value	$14,651	$17,377

NOTE 9:  INTANGIBLES

On November 29, 2009, Angelique de Maison gifted the domain name sendaprayer.com to the Company. The domain name sendaprayer.com is deemed to have an indefinite life and no amortization has been recorded. The asset was recorded at $5,000, the cost paid by the giftor which was deemed to be fair value. We elected to record an impairment against this asset as of June 30, 2012 as we have not utilized this domain name to date and have no intention to do so in the immediate future.

In accordance with Accounting Standards Codification Topic 985-20 “Costs of Software to be Sold, Leased or Marketed” (ASC 985-20), the Company is capitalizing development costs incurred after the technological feasibility of our Wikifamilies.com product had been established and will continue to capitalize these costs, as incurred, until the product is available for general release to customers. $354,162 in development costs had been capitalized as of March 30, 2012. Amortization of these development costs began in April 2012 after the product was released for sale on March 30, 2012.

Intangible Assets	June 30, 2012

Sendaprayer.com - Indefinite life, no amortization	5,000
Impairment	(5,000)
Total Non Amortizing Assets	–

Wikifamilies Development Costs - 5 year life, cost	354,162
Amortization of Wikifamilies Development Costs	(17,708)
Total Wikifamilies Amortizable Assets, net	336,454

Net Intangible Assets at June 30, 2012	$336,454

Estimated Remaining Intangible Amortization	June 30, 2012

2012	35,416
2013	70,832
2014	70,832
2015	70,832
2016	70,832
2017	17,708

Total Remaining Amortization	$336,454

Wikifamilies SA also owns the domain name wikifamilies.com, 20 extension derivatives of Wikifamilies together with all trademarks associated with the brand. It additionally owns the domain name mymail4U.com all recorded at zero value.

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

On March 23, 2011, the Company entered into a Stock Purchase Agreement with Ms. de Maison pursuant to which the Company agreed to issue, and Ms.  de Maison agreed to purchase, shares of Common Stock of the Company, in certain installments. Pursuant to the Stock Purchase Agreement, Ms. de Maison purchased 300,000 shares of Common Stock at a purchase price of $.25 per share upon execution of the Stock Purchase Agreement and 600,000 shares of Common Stock at a purchase price of $.25 per share upon closing of the Wikifamilies acquisition on May 20, 2011. In addition, the Company agreed to issue, and Ms. de Maison agreed to purchase, subject to certain conditions, up to $100,000 of shares of Common Stock per month, at a purchase price of $.25, for a period of 18 months, as requested by the Company. If certain budgetary projections are not met, the purchase price for future monthly installments will be reduced to $.20 per share of Common Stock and additional shares of Common Stock will be issued in order to retroactively adjust the purchase price for any previously purchased shares. As a condition to each installment, the Company must be solvent and in the same line of business as of the date of the Closing, there must not have been any material breach of the Exchange Agreement by the former Wikifamilies shareholders, and the Company must not have become subject to any material contingent liability. Furthermore, Ms. de Maison may terminate her obligations upon the occurrence of certain events, including her removal from the Board of Directors, the Company undergoing a change in control (as defined in the Stock Purchase Agreement), the Company failing to meet the agreed upon projected budget by a specified amount, or the Company becoming subject to bankruptcy proceedings or a material contingent liability.

Ms. de Maison has invested a total of $185,737 in monthly installments under this agreement for the purchase of 742,947 shares purchased as of December 31, 2011. Ms. de Maison resigned her position as Director of the Company in August 2011 and presently has no obligation to purchase any additional shares under this agreement.

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

Capital Contribution

On November 29, 2009, Ms. de Maison gifted the URL “sendaprayer.com” to the Company. This asset was originally recorded at the cost incurred by Ms. de Maison to purchase the URL.

Loans from Malcolm Hutchinson

In November and December of 2011, Mr. Hutchinson loaned the Company a total of $37,016 for working capital needs. These loans were provided at no interest, with no set terms of repayment. These loans were offset by $55,420 which had not yet been received as of June 30, 2012 for 100,000 shares that Wikifamilies SA, our subsidiary in Switzerland, sold of its stock for 100,000 Swiss Francs or $110,456 at its inception in February 2011. The unpaid balance of the stock was recorded as compensation expense. The balance due to Mr. Hutchinson at June 30, 2012 is $0.

Loans from Thomas Hudson

On February 14, 2012, Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan is due on June 30, 2012. Should the Company, at its sole discretion, decide that it is not in a financial position to repay said funds in currency, both parties mutually agree that said amount repayable may be converted into common shares of the Company calculated at a rate per share of twenty five cents per share or at eighty percent (80%) of the previous week’s averaged closing price, whichever is the lesser. If the Company does not repay the loan in cash, as a penalty it shall provide Lender with one hundred thousand (100,000) options enabling him to purchase one hundred thousand (100,000) shares of Common Stock at a redemption price of twenty five cents ($.25) per share. Redemption of such options in entirety or in part is at the sole discretion of Lender. By way of interest on such loan, Lender shall be provided with two hundred thousand (200,000) options enabling him to purchase two hundred thousand (200,000) shares of Common Stock at a redemption price of twenty cents ($.20) per share being a total of forty thousand dollars ($40,000). Redemption of such options in entirety or in part is at the sole discretion of Lender. The options shall remain valid for a period of three years from the date of this Agreement, after which they shall become null and void. The loan was not repaid as of June 30, 2012. As the options were in lieu of interest, we recorded an interest expense at June 30, 2012 of $37,487, the fair value of the options.

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

From November 2011 through June 2012, Ms. de Maison loaned the Company a total of $38,565 for working capital needs. These loans were provided at no interest, payable on demand.

Through June 30, 2012 Suprafin, Ltd. loaned the Company a total of $52,400.06 for working capital needs. These loans were provided at no interest, payable on demand. Zirk ngelbrecht, who may be considered a related party to Ms. de Maison under the rules of the Securities Exchange Act of 1934, as amended, is an officer and director of Suprafin, Ltd.. Mr. Engelbrecht and Suprafin, Ltd. disclaim beneficial ownership of any securities of the Company beneficially owned by Ms. de Maison, and Ms. de Maison disclaims beneficial ownership of any securities beneficially owned by Suprafin, Ltd. or Mr. Engelbrecht.

Accrued Salaries

As of June 30, 2012, the following officers of the Company provided $259,175 in services for the Company included in accrued officers salaries.

Accrued Salaries at June 30, 2012
Malcolm Hutchinson - CEO	$110,000
Robert Coleridge - CIO	54,587
Chris Dengler - CTO	54,587
Trish Malone - CFO	40,000

Total Accrued Salaries	$259,175

NOTE 11:  STOCK-BASED COMPENSATION

On February 14, 2012, Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan is due on June 30, 2012. Should the Company, at its sole discretion, decide that it is not in a financial position to repay said funds in currency, both parties mutually agree that said amount repayable may be converted into common shares of the Company calculated at a rate per share of twenty five cents per share or at eighty percent (80%) of the previous week’s averaged closing price, whichever is the lesser. If the Company does not repay the loan in cash, as a penalty it shall provide Lender with one hundred thousand (100,000) options enabling him to purchase one hundred thousand (100,000) shares of Common Stock at a redemption price of twenty five cents ($.25) per share. Redemption of such options in entirety or in part is at the sole discretion of Lender. By way of interest on such loan, Lender shall be provided with two hundred thousand (200,000) options enabling him to purchase two hundred thousand (200,000) shares of Common Stock at a redemption price of twenty cents ($.20) per share being a total of forty thousand dollars ($40,000). Redemption of such options in entirety or in part is at the sole discretion of Lender. The options shall remain valid for a period of three years from the date of this Agreement, after which they shall become null and void. The loan was not repaid as of June 30, 2012. As the options were in lieu of interest, we recorded an interest expense at June 30, 2012 of $37,487, the fair value of the options. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model was $0.1874.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used are as follows:

February 14, 2012

Expected dividend yield	0%
Risk-free interest rate	0.40%
Expected volatility	198.60%
Expected option life (in years)	1.5

NOTE 12: INCOME TAXES

The Company incurred net losses for the six months ended June 30, 2012 and therefore had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $ 762,744 and $420,777 as of June 30, 2012 and December 31, 2011 respectively. The Company’s loss carry forward will expire beginning in the year 2028.

At June 30, 2012, the net deferred tax asset consisted of the following:

	June 30, 2012	December 31, 2011

Net Operating Loss	$(420,777)	$(762,744)
Effective Rate	35%	35%
Deferred tax asset	(147,272)	(266,960)
Less: Valuation Allowance	147,272	266,960
Net Deferred Tax Asset	$–	$–

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

On March 31, 2010, the Company issued 6,000,000 shares of its Common Stock to Ms. de Maison at the price of $0.08 per share, for a total of $480,000 in cash. See Note 10: RELATED PARTY TRANSACTIONS.

On April 9, 2010, the Company entered into an Option Purchase Agreement with Merrimen pursuant to which the Company sold to Merrimen for $200,000 an option to purchase up to 24,000,000 shares of its Common Stock. The Company issued 6,498,128 shares of Common Stock upon exercise of this option in November and December 2010. See Note 10: RELATED PARTY TRANSACTIONS.

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

Pursuant to the Stock Purchase Agreement, dated March 23, 2011, Ms. de Maison purchased 300,000 shares of Common Stock at a purchase price of $.25 per share upon execution of the Stock Purchase Agreement and an additional 600,000 shares of Common Stock at a purchase price of $.25 per share on May 20 2011 upon closing of the transactions contemplated in the Stock Purchase Agreement. On September 1, 2011, the Company issued an additional 742,947 shares of Common Stock to Angelique de Maison at a purchase price of $.25 per share for monthly installment payments in accordance with this Stock Purchase Agreement. See NOTE 10: RELATED PARTY TRANSACTIONS.

On May 20, 2011 the Company issued 31,500,000 shares of Common Stock to the shareholders of Wikifamilies SA upon closing of the Exchange Agreement with Wikifamilies SA as described in NOTE 5: WIKIFAMLIES ACQUISITION.

On January 10, 2012 Kirkland Trading SA purchased 100,000 shares of Common Stock for $.25 per share for a total of $25,000.

On February 7, 2012 the Company issued 150,000 restricted shares of Common Stock to Mr. Hudson and 100,000 shares of Common Stock to Mr. Brown. Market value on the day of the grants was $0.35 per share. The value of these shares at the market price was recorded as compensation expense. See NOTE 10: RELATED PARTY TRANSACTIONS.

On April 4, 2012 the Board of Directors of the Company elected to issue equity awards to a consultant in lieu of payment. 100,000 restricted shares of Common Stock were issued. The five day average market value on the day of the grant was $0.14per share. The value of these shares at the average market price was recorded as legal and professional expense.

NOTE 14:  FORWARD SPLIT

Effective May 1, 2009, the Company effected a 40-1 forward split of its common share capital.

NOTE 15:  NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

NOTE 16:  SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the period ended June 30, 2012 was filed and has found the following events to report:

On July 10, 2012 the Board of Directors of the Company elected to issue equity awards in lieu of partial payment to director and Chief Financial Officer Trisha Malone, and consultants David Price and Rick Wesley. 250,000 restricted shares of Common Stock were issued to both Ms. Malone and Mr. Price and 50,000 shares were issued to Mr. Wesley. The five day market value on the day of the grants was $0.10 per share. The value of these shares at the market price was recorded as legal and professional fee expense.

On May 28, 2012 the Company signed a definitive revenue sharing agreement with the Revelations Network (http://TRN.tv). Under the agreement, every subscriber to The Revelation Network will automatically become a subscriber to Wikifamilies with their Wikifamilies subscription being a component of their TRN.tv subscription. The Revelations Network planned to go live with Wikifamilies services in early July however as of the date of this filing this is still in process. Wikifamilies will receive its share of subscriptions retrospectively at the end of each quarter, thus first revenues are expected to commence in Q4, 2012. Under the agreement the Company agreed to issue 250,000 shares of Common Stock to the Revelations Network as reimbursement for marketing expenses. Those shares have not yet been issued.

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

The Company’s current primary business is the operations of Wikifamilies SA. Wikifamilies SA is a pre-revenue development stage Swiss company formed in February 2011 to design, develop and operate an Internet-based social media website, Wikifamilies.com, with a unique emphasis security for families, trusted groups and professionals incorporating significant new technologies. This web-based platform is intended to enhance the ability of families, trusted groups and professionals to communicate and share family history and events while providing a secure location to transact family-related business matters. In addition, Wikifamilies.com provides access to Internet-based Secure Cloud Storage and engages in the design, development, and operation of storage input and access tools allowing businesses, governments, organizations and individuals to safely and securely store their data and take their data mobile. These tools allow access to the secured data via whatever access protocol currently in use. Data is stored exactly as the user provides it regardless of whether it is a simple individual email or highly sensitive corporate, government or organization information. The objective is to allow users of secure data access to their data anytime and anywhere without concern that it will be intercepted and/or utilized by unauthorized users. Wikifamilies SA launched the website for beta testing in September of 2011 and launched the website for full scale use on March 30, 2012. Its professional version will be released in Q3 2012.

On October 27, 2011, the Company changed its name to Wikifamilies, Inc. through a short-form merger with its newly formed wholly owned subsidiary of the same name.

No Comparable Information

There is no relevant comparable historic financial information for the current quarter ended June 30, 2012 and the six months ended June 30, 2011, as Wikifamilies SA’s operations did not begin until February 2011. Therefore, limited information is provided in our Results of Operations section below.

Results of Operations

Unless otherwise noted, the business and financial information included in the report is the business and financial information of Wikifamilies SA prior to May 20, 2011 and the combined entity after May 20, 2011.

Revenues

There were no revenues generated during the three or six months ended June 30, 2012.

We expect revenues from our Wikifamilies SA segment to begin in Q3 2012 now that Wikifamilies.com has been launched, which occurred on March 30, 2012. In addition Wikifamilies signed a Distribution Partner Agreement with The Revelations Network on May 28, 2012 whereby TRN.TV subscribers will be automatically provided with Wikifamilies.com subscriptions. Revenues from this partnership are anticipated to commence in Q4, 2012.

General and Administrative

For the three and six months ended June 30, 2012, general and administration expenses were $138,742 and $252,760 respectively. The expenses were incurred in connection with salaries, payroll taxes, travel, office expenses and utilities.

We expect general and administrative expenses for the balance of the year ending December 31, 2012 to trend upward as we continue to incur additional expenses necessary to grow our business.

Legal and Accounting

For the three and six months ended June 30, 2012, legal and accounting expenses were $45,187 and $114,361. These expenses include corporate legal, accounting, shareholder and SEC filing expenses incurred in connection with our status as a public reporting company.

We expect legal and accounting expenses for the balance of the year ending December 31, 2012 to trend marginally upward as we continue to incur additional expenses necessary to grow our business and as a result of our being a public reporting company.

Research and development

For the three and six months ended June 30, 2012, research and development expenses were $60,000 and $60,000 respectively. These expenses include engineering costs required to maintain and enhance our products and services after the Wikifamilies.com launch on March 30, 2012.

We expect legal and accounting expenses for the balance of the year ending December 31, 2012 to trend upward as we continue to incur additional expenses necessary to enhance our product offerings.

Marketing

For the three and six months ended June 30, 2012, legal and accounting expenses were $23,105 and $37,836. These expenses include public relations management services intended to help increase our revenues in the future and to introduce potential distribution partners in the Asia / Pacific region, Middle East and Africa.

We expect marketing expenses for the balance of the year ending December 31, 2012 to trend marginally upward as we continue to incur additional expenses necessary to grow our business and increase our revenues.

Other Income/Expense

For the three and six months ended June 30, 2012 other expense was $197,685 and $197,292 respectively. Other expense for the three and six months was made up mostly of $155,000 in an allowance for bad debt, $5,000 in an asset impairment for www.sendaprayer.com, and $37,487 in options due for interest on a note payable.

Net Income/Loss

For the three and six months ended June 30, 2012, net loss was $464,719 and $662,249 respectively. Net loss resulted from incurring operational expenses without generating revenue.

Liquidity and Capital Resources

At June 30, 2012, our principal sources of liquidity included cash and cash equivalents of $22,811. At June 30, 2012, we had a working capital deficit of $506,170. Working capital was primarily generated through cash received in stock sales to Kirkland Trading SA and loans from Malcolm Hutchinson, our Chief Executive Officer, Thomas Hudson our Director, Angelique de Maison, the former Chairman of our Board of Directors and Suprafin, Ltd. offset by notes payable and accounts payable.

For the six months ended June 30, 2012, we used $93,582 in cash from operations which was derived from net loss of $662,249, decreased by non-cash adjustments of $320,384, and decreased by changes in operating assets and liabilities of $248,384.

Investment activities consumed $69,587 during the six months ended June 30, 2012 which was derived from the purchase of $68,714 in capitalized research costs and the purchase of $873 in fixed assets. As of June 30, 2012, we did not have any significant commitments for capital expenditures.

Financing activities provided $148,284 during the six months ended June 30, 2012, which was derived mainly from an increase of $73,284 in a related party advances, $50,000 in related party note payable and stock sales of $25,000.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

The acquisition of Wikifamilies SA and the integration of that business with the Company has materially affected or is reasonably likely to materially affect our internal control over financial reporting during the quarter ended June 30, 2012.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2012	WIKIFAMILIES, INC.

/s/ Trisha Malone
Trisha Malone
Chief Financial Officer

