Form 10-Q
period 2012-09-30
Wikifamilies, Inc.
filed 2013-05-06
CIK 1454010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

Commission File Number: 000-53559

Wikifamilies, Inc.

(Name of small business issuer specified in its charter)

Nevada	80-0214025
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9025 Carlton Hills Blvd. Ste. B
Santee, CA 92071	92071
(Address of principal executive offices)	(Zip Code)

(909) 708-3708

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non –accelerated filer, or a smaller reporting company.   See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of April 30, 2013, the issuer had 41,582,555 shares of common stock (“Common Stock”) issued and outstanding.

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

Wikifamilies, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current Assets
Cash	$–	$–
Inventory, net of reserves	–	–
Total Current Assets	–	–

Non-Current Assets
Notes receivable	–	155,000
Investments	–	123,632
Prepaid expenses	–	85,000
Fixed asset, net	–	–
Intangible assets, net of impairment	–	5,000
Assets available for sale	–	362,789
Total Non-Current Assets	–	731,421

TOTAL ASSETS	–	731,421

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts payable and accrued liabilities	14,291	43,732
Accounts payable and accrued liabilities, related party	40,000	–
Notes payable	142,508	–
Advances due to to related parties	–	55,000
Notes payable to related parties	50,000	–
Liabilities available for sale	–	90,751
Total Liabilities	246,800	189,483

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 21,747,075 and 47,672,075 shares issued and outstanding respectively	21,747	47,672
Paid in capital	1,104,690	954,151
Other comprehensive income/(loss)	34,392	20,952
Deficit accumulated during development stage	(1,407,629)	(480,837)
Total Stockholders Equity (Deficit)	(246,800)	541,938

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$–	$731,421

See notes to consolidated financial statements

Wikifamilies, Inc.

(A Development Stage Company)

Unaudited Consolidated Statements of Operations

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	From February 15, 2011 (Wikfamilies SA Inception) to September 30, 2011	From February 15, 2011 (Wikfamilies SA Inception) to September 30, 2012

Revenue	$–	$–	$–	$2,550	$–
Cost of goods sold	–	–	–	(15,000)	–
Gross profit/(loss)	–	–	–	(12,450)	–

Operating expenses
General and administrative	43,688	12,493	111,744	27,650	172,998
Legal and accounting	(2,358)	48,628	142,745	93,616	253,888
Research and development	–	–	–	–	–
Marketing	–	–	–	–	–
Total expenses	41,330	61,121	254,489	121,266	426,886

Ordinary loss	(41,330)	(61,121)	(254,489)	(133,716)	(426,886)

Other income/(expense)	(208,632)	(13,358)	(406,119)	–	(511,875)

Loss from continuing operations	(249,962)	(74,479)	(660,608)	(133,716)	(938,761)
Loss from discontinued operations	(14,581)	(69,311)	(266,184)	(160,391)	(468,868)

Net loss	$(264,543)	$(143,790)	$(926,792)	$(294,107)	$(1,407,629)

Net loss per share
Loss from continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Loss from discontinued operations	(0.00)	(0.00)	(0.01)	(0.00)
Loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares	41,887,021	47,171,393	45,956,838	33,745,305

See notes to consolidated financial statements

Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	From February 15, 2011 (Wikfamilies SA Inception) to September 30, 2011	From February 15, 2011 (Wikfamilies SA Inception) to September 30, 2012

Net loss	$(264,543)	$(143,790)	$(926,792)	$(294,107)	$(1,407,629)

Gain/(loss) on foreign currency conversion	–	44,255	13,440	31,344	34,392
Unrealized gain/(loss) on available for sale investment	–	–	–	–	–

Total comprehensive loss	$(264,543)	$(99,535)	$(913,352)	$(262,763)	$(1,373,237)

See notes to consolidated financial statements

Wikifamilies, Inc.

(A Development Stage Company)

Unaudited Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2012	From February 15, 2011 (Wikfamilies SA Inception) to September 30, 2011	From February 15, 2011 (Wikfamilies SA Inception) to September 30, 2012
Cash flows from operating activities
Net income/(loss)	$(926,792)	$(294,107)	$(1,407,629)

Non-cash transactions to reconcile cash used in operations
Depreciation and amortization	$35,888	$16,339	$58,688
Bad debt	155,000	–	155,000
Asset impairment	90,000	–	112,065
Stock issued for services	155,390	–	155,390
Stock due for interest	37,487	–	37,487
Other than temporary loss on investment	123,632	–	123,632
Disposal of assets, Allianex business	–	–	89,318

Cash used in operations
Other receivable	–	(58,787)	(35,709)
Accounts payable and accrued liabilies	(107,074)	53,918	60,811
Accrued expenses related parties	259,175	–	259,175
Prepaid expenses	32,169	15,000	47,169
Total cash used in operations	(145,125)	(267,639)	(344,603)

Cash flows from investing activities
Cash advanced to Wikifamilies SA prior to closing	–	75,000	75,000
Purchase of intangible assets	(873)	(222,749)	(286,321)
Purchase of fixed assets	(68,714)	(22,717)	(91,883)
Total cash used in investing activites	(69,587)	(170,466)	(303,204)

Cash from financing activities
Stock sales	25,000	446,193	467,284
Cash surrendered for rescission	(22,811)	–	(22,811)
Advances due to related parties	50,000	–	50,000
Notes payable	124,827	(24,159)	118,681
Total cash from financing activities	177,016	422,034	613,154

Effect if foreign currency exchange rate	13,440	31,344	34,392

INCREASE (DECREASE) IN CASH	(24,256)	15,273	(261)

BEGINNING CASH	24,256	261	261

ENDING CASH	$–	$15,534	$–

Supplemental disclosure of cash flow information:
Interest paid	$194	$–	$5,627
Income taxes paid	$–	$–	$–

Supplemental disclosure of non-cash investing activities:
Common stock issued in acquisition, in shares	–	31,500,000	31,500,000
Common stock issued for services, in shares	900,000

See notes to consolidated financial statements

Wikifamilies, Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

For the period ended September 30, 2012

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

On September 7, 2012, Wikifamilies Inc., entered into a Share Exchange Agreement with ClairNET Ltd., a Hong Kong entity and their shareholders by which all of the issued and outstanding shares of ClairNET was to be exchanged for 36,504,056 shares in Wikifamilies Inc, representing 75% of the company’s common stock. Additionally, ClairNET Ltd was to receive 2,500,000 shares of Voting Only Preferred Stock in Wikifamilies, with 100:1 voting rights. On the same date, the parties also signed a License Agreement by which Wikifamilies was to acquire exclusive global licensing rights to ClairNET’s products, with an end goal of ClairNET becoming a subsidiary of Wikifamilies Inc.

On September 8, 2012 the Company and the founders of Wikifamilies SA entered into a Rescission Agreement, whereby the share consideration originally tendered by the corporation for the acquisition of the Wikifamilies SA assets, was rescinded by mutual agreement. This rescission unwinds the March 23, 2011, Exchange Agreement between the two parties, and Wikifamilies SA agreed to return the remaining 26,925,000 shares to Wikifamilies treasury, being the full balance of the original 31,500,000 shares tendered as part of the original Exchange Agreement and the Company returned its interest in Wikifamilies SA to the Wikifamilies SA founders. The Wikifamilies SA founders retained all assets and liabilities of Wikifamilies SA. Additionally, Wikifamilies Inc forgave the intercompany loans from Wikifamilies Inc. to Wikifamilies SA in full compensation for non-payment of salaries, fees and expenses to the founders.

On September 10, 2012 the full Board of Directors of the Company elected John Karlsson, Dan Clayton and Vincent Qi as members of the Board of Directors.

On September 10, 2012, following the Appointment of the new directors, Robert Coleridge, Chris Dengler, Steve Brown, William Hogan and Thomas Hudson resigned from their positions on the Board. Trisha Malone resigned her position as director and Chief Financial Officer effective September 13, 2012 and Malcolm Hutchinson resigned his position as director and Chief Executive Officer effective September 13, 2012.

The Board of Directors elected on September 10, 2012 changed the Company’s name in the state of Nevada to ClairNET, Ltd. but failed to complete the ClairNET, Ltd. merger, left the Company with no operating entity and failed to file any and all required filings with the Securities and Exchange Commission (the “SEC”), in effect abandoning the Company. After repeated attempts at contact with the Board of Directors with no response, creditors of the Company petitioned the Eighth Judicial District Court in Clark County Nevada to receive custodianship of the Company.

On April 2, 2013 the State of Nevada granted custodianship of the Company to Trisha Malone, the former Chief Financial Officer and a former Director of the Company, giving her the authority to appoint new officers and directors, to send notice to all stockholders of record noticing a meeting on at least ten (10) day notice, and to pay all fees owed to the SEC and make all necessary filings with the SEC to bring the Company's filings current. The court also ordered that all common stocks issued as a result of the Exchange Agreement entered into between the Company and ClairNET, Ltd., a Hong Kong corporation, dated September 7, 2012, were declared null and void and shall be immediately returned to the Company or its transfer agent for cancellation and that the Technology Licensing Agreement between the Company and ClairNET, Limited, a Hong Kong corporation, dated September 7, 2012, was declared null and void. With no current operating entity and nominal assets, the Company is currently a “shell” corporation as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

Although the former Board of Directors changed the Company’s name in the State of Nevada to ClairNET, Ltd., they did so without proper shareholder approval and they did not change the name of the Company with FINRA, the OTC Markets or with the SEC. Therefore, we will continue to refer to the Company solely as Wikifamilies, Inc.

Unless the context otherwise requires, references to the “Company” mean the Company and its former subsidiaries, Allianex Corp. and Wikifamilies SA. In the context of Common Stock, notes and other securities, references to the “Company” mean Wikifamilies, Inc. unless otherwise stated.

NOTE 2:   CONTINUED EXISTENCE

The Company has not generated any significant revenue since inception and has funded its operations primarily through the issuance of equity. We are presently a shell corporation with no operations and no revenues. We are in the process of identifying an operating entity to acquire. Accordingly, the Company’s ability to identify and accomplish a business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Wikifamilies, Inc. and until its disposition, its formerly 100% wholly-owned subsidiary, Wikifamilies SA.  All intercompany balances and transactions have been eliminated in consolidation.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Foreign Currency Translation

The financial statements of the Company’s formerly 100% wholly-owned subsidiary, Wikifamilies SA, were measured using the local currency (the Swiss Franc (CHF) is the functional currency). Assets and liabilities of Wikifamilies SA were translated at exchange rates as of the balance sheet date. Revenues and expenses were translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments were recorded as a component of comprehensive income (loss), included as a separate item in the statement of operations.

Discontinued Operations

In accordance with Accounting Standards Codification Topic No. 205-20 “Presentation of Financial Statements – Discontinued Operations” (ASC 205-20), the results of operations of a component of the entity that either has been disposed of or is classified as held for sale is reported as discontinued operations if both of the following conditions are met:

a.	The operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction.

b.	The entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

In a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement of the Company for current and prior periods will report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period(s) in which they occur.

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

NOTE 4: WIKIFAMILIES SA ACQUISITION AND DISPOSAL

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

On September 8, 2012 the Company and the founders of Wikifamilies SA entered into a Rescission Agreement (the “Wikifamilies SA Rescission Agreement”), whereby the share consideration originally tendered by the corporation for the acquisition of the Wikifamilies SA assets, was rescinded by mutual agreement. This Wikifamilies SA Rescission Agreement unwinds the March 23, 2011, Exchange Agreement between the two parties. Wikifamilies SA agreed to return the remaining 26,925,000 shares of common stock in their possession to the Company’s treasury, being the full remaining balance of the original 31,500,000 shares of common stock tendered as part of the original Exchange Agreement and the Company returned its interest in Wikifamilies SA to the Wikifamilies SA founders. The Wikifamilies SA founders retained all assets and liabilities of Wikifamilies SA and the Company forgave all intercompany loans from the Company to Wikifamilies SA in full compensation for non-payment of salaries, fees and other expenses owed to the founders. The income statement of the Company for current and prior periods now report the results of operations of Wikifamilies SA, including any gain or loss recognized, in discontinued operations.

Assets and Liabilities Disposed Of	Amount
Cash	$22,811
Prepaid expenses	3,539
Fixed assets, net	13,412
Research and development costs, net	323,112
Accounts payable	(38,300)
Accrued expenses	(12,136)
Accrued salaries	(219,175)
Net assets disposed of	$93,263

The 26,925,000 shares of common stock returned to the Company’s treasury by Wikifamilies SA were cancelled by the Company.

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

Notes receivable at September 30, 2012 consisted of the following:

Terms	September 30, 2012
Loan and Security Agreement and Note with JP09 & Associates and John Pena for $155,000 dated July 15, 2010 at 10% interest for one year, principal and interest due and payable at maturity.	155,000
Allowance for doubtful accounts.	$(155,000)
Total Notes Receivable at September 30, 2012	$–

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2012.

In accordance with ASC 820, the following table presents the Company’s fair value hierarchy for its financial assets (investments) as of September 30, 2012 and December 31, 2011:

Level	September 30, 2012	December 31, 2011
Level 1	–	$123,632
Level 2	–	–
Level 3	–	–

Investments presently consist of funds invested in debt securities held to maturity. Investments are recorded at their amortized cost basis in accordance with Accounting Standards Codification 320 “Investments – Debt and Equity Securities” (ASC 320).

WealthMakers, Ltd. managed a brokerage account for the Company from May 2010 through November 2010. In November 2010, the Company agreed to allow WealthMakers to liquidate the brokerage account to purchase restricted shares in private placements. The Company was entitled to a % of the shares purchased after 12 months. This investment had been classified as available for sale. The Company has recently been informed that WealthMakers, Ltd. has liquidated their restricted shares purchased in private placements and that WealthMakers does not have the funds to repay the Company for its investment. The Company elected to record an impairment charge at December 31, 2011 of $22,065 and, as the Company is now unable to recover any of its investment, an other than temporary unrealized loss as of September 30, 2012 of $123,632 to adjust the fair value of shares held to $0.

NOTE 7: PREPAID EXPENSES

Prepaid expenses consist of $85,000 paid in advance to a vendor to provide software design and marketing services not yet provided at September 30, 2012. This vendor began providing services to the Company during the three months ended June 30, 2011. However, as the Company presently has no operations and is unsure if any future subsidiary would be able to use said prepaid expenses, we elected to record an a reserve allowance against the entire balance at September 30, 2012.

NOTE 8: FIXED ASSETS

The Company acquired fixed assets with a fair value of $21,994 in the Wikifamilies acquisition in May 2011 These assets were disposed of with the Wikifamilies SA Rescission Agreement, See Note 4: Wikifamilies SA Acquisition and Disposal.

Asset Classification	September 30, 2012	December 31, 2011

Computer Equipment	$–	$23,169
	–	23,169
Less Accumulated Depreciation	–	(5,792)
Net Book Value	$–	$17,377

NOTE 9:  INTANGIBLES

On November 29, 2009, Angelique de Maison (“Ms. de Maison”) gifted the domain name sendaprayer.com to the Company. The domain name sendaprayer.com is deemed to have an indefinite life and no amortization has been recorded. The asset was recorded at $5,000, the cost paid by the giftor which was deemed to be fair value. We elected to record an impairment against this asset as of June 30, 2012 as we had not utilized this domain name to date and have no intention to do so in the immediate future.

Intangible Assets	September 30, 2012

Sendaprayer.com - Indefinite life, no amortization	5,000
Impairment	(5,000)
Total Non Amortizing Assets	–

NOTE 10:  NOTES PAYABLE

From November 2011 through June 2012, Ms. de Maison loaned the Company a total of $38,565 for working capital needs. These loans were provided at no interest, payable on demand. Ms. de Maison subsequently assigned her interest in these loans to Suprafin, Ltd. and the balance due to Ms. de Maison is now $0.

Through September 30, 2012 Suprafin, Ltd. loaned the Company a total of $103,943 for working capital needs and assumed $38,565 in loans due to Ms. de Maison for a total loan balance of $142,508. These loans were provided at no interest, payable on demand. Zirk Engelbrecht (“Mr. Engelbrecht”), who may be considered a related party to Ms. de Maison under the rules of the Securities Exchange Act of 1934, as amended, is an officer and director of Suprafin, Ltd. Mr. Engelbrecht and Suprafin, Ltd. disclaim beneficial ownership of any securities of the Company beneficially owned by Ms. de Maison, and Ms. de Maison disclaims beneficial ownership of any securities beneficially owned by Suprafin, Ltd. or Mr. Engelbrecht.

On February 14, 2012, Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was originally due on June 30, 2012. On August 17, 2012 Mr. Hudson agreed to extend the due date to September 30, 2012. Should the Company, at its sole discretion, decide that it is not in a financial position to repay said funds in currency, both parties mutually agree that said amount repayable may be converted into common shares of the Company calculated at a rate per share of twenty five cents per share or at eighty percent (80%) of the previous week’s averaged closing price, whichever is the lesser. If the Company does not repay the loan in cash, as a penalty it shall provide Lender with one hundred thousand (100,000) options enabling him to purchase one hundred thousand (100,000) shares of Common Stock at a redemption price of twenty five cents ($.25) per share. Redemption of such options in entirety or in part is at the sole discretion of Lender. By way of interest on such loan, Lender shall be provided with two hundred thousand (200,000) options enabling him to purchase two hundred thousand (200,000) shares of Common Stock at a redemption price of twenty cents ($.20) per share being a total of forty thousand dollars ($40,000). Redemption of such options in entirety or in part is at the sole discretion of Lender. The options shall remain valid for a period of three years from the date of this Agreement, after which they shall become null and void. The loan was not repaid as of September 30, 2012. As the options were in lieu of interest, we recorded an interest expense at June 30, 2012 of $37,487, the fair value of the options.

NOTE 11:  RELATED PARTY TRANSACTIONS

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

On July 10, 2012 the Board of Directors of the Company elected to issue equity awards in lieu of partial payment to director and Chief Financial Officer Trisha Malone, and Corporate Secretary and Attorney David Price. 250,000 restricted shares of Common Stock were issued to both Ms. Malone and Mr. Price. The five day market value on the day of the grants was $0.10 per share. The value of these shares at the market price was recorded as legal and professional fee expense.

On September 8, 2012 the Company and the founders of Wikifamilies SA entered into a Rescission Agreement, whereby the share consideration originally tendered by the corporation for the acquisition of the Wikifamilies SA assets, was Rescinded by Mutual agreement. This Rescission unwinds the March 23, 2011, Exchange Agreement between the two parties, and Wikifamilies SA agreed to return the remaining 26,925,000 shares to Wikifamilies treasury, being the full balance of the original 31,500,000 shares tendered as part of the original Exchange Agreement and the Company returned its interest in Wikifamilies SA to the Wikifamilies SA founders.

Capital Contribution

On November 29, 2009, Ms. de Maison gifted the URL “sendaprayer.com” to the Company. This asset was originally recorded at the cost incurred by Ms. de Maison to purchase the URL.

Loans from Thomas Hudson

On February 14, 2012, Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was due on September 30, 2012. See Note 10: Notes Payable.

Loans from Angelique de Maison

During the year ended December 31, 2009, Ms. de Maison loaned the Company a total of $14,250 for operating expenses at an interest rate of 10% per year, and an additional $5,000 for additional start-up costs at no interest. These loans were applied to the purchase of Common Stock (including $327 in accrued interest) on December 1, 2010 as discussed below.

On March 31, 2010, Ms. de Maison agreed to purchase from the Company, subject to certain conditions, upon the Company’s demand at any time on or prior to June 30, 2011, a note in the amount $520,000. During the year ended December 31, 2010, a total of $300,273.24 was borrowed pursuant to this note. The note was unsecured, not convertible and bore interest at the rate of 10% per annum, payable quarterly, and was due and payable on September 30, 2012. As discussed below, the outstanding balance on the note was cancelled on December 1, 2010.

From November 2011 through June 2012, Ms. de Maison loaned the Company a total of $38,565 for working capital needs. These loans were provided at no interest, payable on demand. Ms. de Maison assigned her interest in these loans to Suprafin, Ltd. and the balance due to Ms. de Maison as of September 30, 2012 was $0. See Note 10: Notes Payable.

Accrued Salaries

All unpaid accrued salaries due to Wikifamilies SA employees were cancelled with the Wikifamilies SA Rescission Agreement in which the Wikifamilies SA founders retained all assets and liabilities of Wikifamilies SA and the Company forgave all intercompany loans from the Company to Wikifamilies SA in full compensation for non-payment of salaries, fees and other expenses owed to the founders.

$40,000 of unpaid accrued salaries remained due to Trisha Malone as of September 30, 2012.

NOTE 12:  STOCK-BASED COMPENSATION

On February 14, 2012, Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was originally due on June 30, 2012. On August 17, 2012 Mr. Hudson agreed to extend the due date to September 30, 2012. Should the Company, at its sole discretion, decide that it is not in a financial position to repay said funds in currency, both parties mutually agree that said amount repayable may be converted into common shares of the Company calculated at a rate per share of twenty five cents per share or at eighty percent (80%) of the previous week’s averaged closing price, whichever is the lesser. If the Company does not repay the loan in cash, as a penalty it shall provide Lender with one hundred thousand (100,000) options enabling him to purchase one hundred thousand (100,000) shares of Common Stock at a redemption price of twenty five cents ($.25) per share. Redemption of such options in entirety or in part is at the sole discretion of Lender. By way of interest on such loan, Lender shall be provided with two hundred thousand (200,000) options enabling him to purchase two hundred thousand (200,000) shares of Common Stock at a redemption price of twenty cents ($.20) per share being a total of forty thousand dollars ($40,000). Redemption of such options in entirety or in part is at the sole discretion of Lender. The options shall remain valid for a period of three years from the date of this Agreement, after which they shall become null and void. The loan was not repaid as of September 30, 2012. As the options were in lieu of interest, we recorded an interest expense at June 30, 2012 of $37,487, the fair value of the options. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model was $0.1874.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used are as follows:

February 14, 2012

Expected dividend yield	0%
Risk-free interest rate	0.40%
Expected volatility	198.60%
Expected option life (in years)	1.5

NOTE 13: INCOME TAXES

The Company incurred net losses for the nine months ended September 30, 2012 and therefore had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $750,172 and $420,777 as of September 30, 2012 and December 31, 2011 respectively. The Company’s loss carry forward will expire beginning in the year 2028.

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

On April 4, 2012 the Board of Directors of the Company elected to issue equity awards to a consultant in lieu of payment. 100,000 restricted shares of Common Stock were issued. The five day average market value on the day of the grant was $0.14 per share. The value of these shares at the average market price was recorded as legal and professional expense.

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

NOTE 16:  NEW ACCOUNTING PRONOUNCEMENTS

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

NOTE 17:  SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the period ended September 30, 2012 was filed and has found the following events to report:

The Board of Directors elected on September 10, 2012 changed the Company’s name in the state of Nevada to ClairNET, Ltd. but failed to complete the ClairNET, Ltd. merger and failed to file all required filings with the Securities and Exchange Commission, in effect abandoning the Company. After repeated attempts at contact with no response, creditors of the Company petitioned the Eighth Judicial District Court in Clark County Nevada to receive custodianship of the Company.

On April 2, 2013 the State of Nevada granted custodianship of the Company to Trisha Malone, the former Chief Financial Officer and a Director of the Company, giving her the authority to appoint new officers and directors, to send notice to all stockholders of record noticing a meeting, on at least ten (10) day notice, and to pay all fees owed to the SEC and make all necessary filings with the SEC to bring the Company's filings current. The court also ordered that all common stocks issued as a result of the Exchange Agreement entered into between the Company and ClairNET, Ltd., a Hong Kong corporation, dated September 7, 2012, were declared null and void and shall be immediately returned to ClairNET, Ltd. or its transfer agent for cancellation and that the Technology Licensing Agreement between the Company and ClairNET, Limited, a Hong Kong corporation, dated September 7, 2012, was declared null and void. With no current operating entity, the Company is currently a shell corporation.

Although the former Board of Directors changed the Company’s name in the State of Nevada to ClairNET, Ltd., they did so without shareholder approval and they did not change the name of the Company with FINRA or the SEC. Therefore, we will refer to the Company solely as Wikifamilies, Inc.

On April 9, 2013 the duly appointed Custodian of the Company appointed Trisha Malone and Larry A. Zielke as Members of the Board of Directors. Ms. Malone was also appointed as Chief Executive Officer, Chief Financial Officer and Secretary of the Company and Mr. Zielke was appointed Vice President and Corporate Counsel. The biographies for Ms. Malone and Mr. Zielke are below:

Trisha Malone. Ms. Malone is the Chief Financial Officer and Secretary of Lustros Inc. since April 18, 2012. Ms. Malone has more than 19 years of experience in finance and accounting including experience in corporate governance, securities regulation, financial controls requirements, and financial management. From 2000 to 2006, Ms. Malone served as Corporate Controller for Xsilogy, Inc., a leading wireless sensor network company, and as the division controller after Xsilogy's acquisition by SYS Technologies, Inc., a public company engaged in government contracting. From 2006 to 2008, Ms. Malone was the Corporate Controller for Satellite Security Corporation, a developer of satellite tracking systems. Since 2008, Ms. Malone has been self-employed as an independent accounting consultant and is presently consulting as Corporate Controller for several private companies. From 2007 to 2009, Ms. Malone served as the Corporate Controller for Lenco Mobile Inc., which operates in the high growth mobile marketing and Internet sectors, and served as Corporate Secretary for Lenco until June 2010. From June 2010 to September 2012 Ms. Malone served as Chief Financial Officer and a Director of Wikifamilies, Inc., a public company that operates in the technology services industry. Ms. Malone was also a Director of Casablanca Mining, Ltd. from its inception on June 27, 2008 until August 30, 2012 and was the Chief Executive Officer of Casablanca from inception until January 2009 and the Chief Financial Officer from inception through December 2011. Ms. Malone has a degree in Business Administration from Grossmont College. She has also pursued extended studies in corporate law, benefits administration, and human resources. Ms. Malone’s extensive experience in finance, accounting, corporate governance, and securities regulation led to the conclusion that she should serve as a director of the Company.

Larry A. Zielke. Mr. Zielke maintains a commercial law practice in Damascus, Ohio. Mr. Zielke served as director, Senior Vice-President and General Counsel of Lustros, Inc in 2012 during the company’s startup in Chile. From 1994 to 2000, Mr. Zielke was General Counsel and Corporate Secretary of Sakhalin Energy Investment Company Ltd., resident first in Moscow and subsequently on Sakhalin Island. During this period, Mr. Zielke was a member of Sakhalin Energy’s Executive Management team that achieved the first export of oil from Russia by a non-Russian company, was the company’s lead negotiator for project financing from EBRD, OPIC and JEXIM, and was responsible for risk management and corporate compliance. From 1979 to 1994, he served as in-house counsel to Babcock & Wilcox and various other affiliates of McDermott International, Inc., which included experience from Cairo to Jakarta while residing in Dubai, United Arab Emirates. Mr. Zielke holds a Juris Doctor degree from the University of Akron, a B.S. in engineering physics and a Mechanical Engineer degree from Ohio State University. His engineering background included research for nuclear reactor core heat transfer design. In addition to being a licensed attorney, he was previously a licensed professional engineer. Mr. Zielke's extensive experience in business and the law led to the conclusion that he should serve as a director of the Company.

On April 16, 2013 the Board of Directors elected to issue Convertible Notes to Trisha Malone in the amount of $40,000 for past services rendered, Suprafin, Ltd. for past expenses paid totaling $141,461, and to Walker River Investments Corp. for costs paid for the custodianship proceeding in the amount of $44,177. These notes are convertible into shares of the Corporation’s Common Stock at Fair Value. The Board of Directors of the Corporation determined the Fair Value of its Common Stock to be $.005 per share, the trading price of its Common Stock on the OTC Pink Sheets on April 16, 2013. Trisha Malone requested that her $40,000 note be converted to 8,000,000 shares of Common Stock, and Walker River Investments Corp. requested that their $44,177 note be converted to 8,835,480 shares of Common Stock.

Also on April 16, 2013 the Board of Directors granted Trisha Malone 2,000,000 shares of Common Stock valued at $10,000 as advance payment for services to be performed as Chief Executive Officer, Chief Financial Officer and Secretary of the corporation and granted Larry A. Zielke 1,000,000 shares of Common Stock valued at $5,000 as advance payment for services to be performed as Vice President of the Corporation.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

References in the Report to the “Company”, “we”, “us” or “our” refer to Wikifamilies, Inc., a Nevada corporation, and its former consolidated subsidiaries, Allianex Corp. and Wikifamilies SA. In the context of Common Stock, notes and other securities, references to the “Company” mean Wikifamilies, Inc. unless otherwise stated. The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 filed with the Securities and Exchange Commission.

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

On September 7, 2012, Wikifamilies Inc., entered into a Share Exchange Agreement with ClairNET Ltd., a Hong Kong entity and their shareholders by which all of the issued and outstanding shares of ClairNET will be exchanged for 36,504,056 shares in Wikifamilies Inc, representing 75% of the company’s common stock. Additionally, ClairNET Ltd was to receive 2,500,000 shares of Voting Only Preferred Stock in Wikifamilies, with 100:1 voting rights. On the same date, the parties also signed a License Agreement by which Wikifamilies was to acquire exclusive global licensing rights to ClairNET’s products, with an end goal of ClairNET becoming a subsidiary of Wikifamilies Inc.

On September 8, 2012 the Company and the founders of Wikifamilies SA entered into a Rescission Agreement, whereby the share consideration originally tendered by the corporation for the acquisition of the Wikifamilies SA assets, was Rescinded by Mutual agreement. This Rescission unwinds the March 23, 2011, Exchange Agreement between the two parties, and Wikifamilies SA agreed to return the remaining 26,925,000 shares to Wikifamilies treasury, being the full balance of the original 31,500,000 shares tendered as part of the original Exchange Agreement and the Company returned its interest in Wikifamilies SA to the Wikifamilies SA founders. The Wikifamilies SA founders retained all assets and liabilities of Wikifamilies SA. Additionally, Wikifamilies Inc forgave the intercompany loan from Wikifamilies Inc. to Wikifamilies SA in full compensation for non-payment of salaries, fees and expenses to the founders. Wikifamilies SA

On September 10, 2012 the full Board of Directors of the Company elected John Karlsson, Dan Clayton and Vincent Qi as Members of the Board of Directors.

On September 10, 2012, following the Appointment of the new Board Members, Robert Coleridge, Chris Dengler, Steve Brown, William Hogan and Thomas Hudson resigned from their positions on the Board. Trisha Malone resigned her position as Board Member and Chief Financial Officer effective September 13, 2012 and Malcolm Hutchinson resigned his position as Board Member and Chief Executive Officer effective September 13, 2012.

The Board of Directors elected on September 10, 2012 changed the Company’s name in the state of Nevada to ClairNET, Ltd. but failed to complete the ClairNET, Ltd. merger and failed to file all required filings with the Securities and Exchange Commission, in effect abandoning the Company. After repeated attempts at contact with no response, creditors of the Company petitioned the Eighth Judicial District Court in Clark County Nevada to receive custodianship of the Company.

On April 2, 2013 the State of Nevada granted custodianship of the Company to Trisha Malone, the former Chief Financial Officer and a Director of the Company, giving her the authority to appoint new officers and directors, to send notice to all stockholders of record noticing a meeting, on at least ten (10) day notice, and to pay all fees owed to the SEC and make all necessary filings with the SEC to bring the Company's filings current. The court also ordered that all common stocks issued as a result of the Exchange Agreement entered into between the Company and ClairNET, Ltd., a Hong Kong corporation, dated September 7, 2012, were declared null and void and shall be immediately returned to ClairNET, Ltd. or its transfer agent for cancellation and that the Technology Licensing Agreement between the Company and ClairNET, Limited, a Hong Kong corporation, dated September 7, 2012, was declared null and void. With no current operating entity, the Company is currently a shell corporation.

Although the former Board of Directors changed the Company’s name in the State of Nevada to ClairNET, Ltd., they did so without shareholder approval and they did not change the name of the Company with FINRA or the SEC. Therefore, we will refer to the Company solely as Wikifamilies, Inc.

No Comparable Information

There is no relevant comparable historic financial information for the current quarter ended September 30, 2012 and the nine months ended September 30, 2011, as Wikifamilies SA’s operations did not begin until February 2011. And with the Wikifamilies SA Rescission Agreement Wikifamilies SA is no longer a subsidiary of the Company. Therefore, limited information is provided in our Results of Operations section below.

Results of Operations

Our results of operations for the nine months ended September 30, 2012 include our prior business which was discontinued and disposed of effective September 8, 2012. As a result of this disposal, results of operations of Wikifamilies SA are accounted for as discontinued operations for the current and prior year.

During the three and nine months ended September 30, 2012 we incurred $41,330 and $254,489 in operating expenses respectively. We recognized losses on our discontinued operations in the amount of $266,184 for the nine months ended September 30, 2012 and $14,581 for the three months ended September 30, 2012.

Revenues

There were no revenues generated during the three or nine months ended September 30, 2012.

We do not expect to generate any revenues until we identify and acquire an operating subsidiary.

General and Administrative

For the three and nine months ended September 30, 2012, general and administration expenses were $43,688 and $111,744 respectively. The expenses were incurred in connection with the administrative costs related to being a public reporting company.

We expect general and administrative expenses for the balance of the year ending December 31, 2012 to remain the same as we are currently a shell company.

Legal and Accounting

For the three and nine months ended September 30, 2012, legal and accounting expenses were -$2,358 and $142,745. These expenses include corporate legal, accounting, shareholder and SEC filing expenses incurred in connection with our status as a public reporting company.

We expect legal and accounting expenses for the balance of the year ending December 31, 2012 to remain the same as we are currently a shell company.

Other Income/Expense

For the three and nine months ended September 30, 2012 other expense was $208,632 and $406,119 respectively. Other expense for the three and nine months was made up mostly of a $85,000 asset impairment for unused prepaid expenses, $123,632 in realized loss on investment, $155,000 in an allowance for bad debt, $5,000 in an asset impairment for www.sendaprayer.com, and $37,487 in options due for interest on a note payable.

Net Income/Loss

For the three and nine months ended September 30, 2012, net loss was $264,543 and $926,792 respectively. Net loss resulted from incurring operational expenses without generating revenue. Net loss for the nine months ended September 30, 2012 includes $266,184 in losses from discontinued operations of Wikifamilies SA.

Liquidity and Capital Resources

At September 30, 2012 we had no cash or cash equivalents. At September 30, 2012, we had a working capital deficit of $246,800. Working capital was primarily generated through cash received in stock sales to Kirkland Trading SA and loans Thomas Hudson a former Director and Suprafin, Ltd. offset by notes payable and accounts payable.

For the nine months ended September 30, 2012, we used $145,125 in cash from operations which was derived from net loss of $926,792, decreased by non-cash adjustments of $597,397, and decreased by changes in operating assets and liabilities of $184,270.

As of September 30, 2012, we did not have any significant commitments for capital expenditures.

Financing activities provided $177,016 during the nine months ended September 30, 2012, which was derived mainly from an increase of $124,827 in loan advances, $50,000 in related party note payable and stock sales of $25,000 less $22,811 in cash surrendered in the Wikifamilies SA rescission.

We are currently a shell company. We intend to rely on additional financing transactions to secure the capital necessary to fund continued operations. Any future sale of debt or equity may be pursuant to a private placement or a public offering. We do not have any arrangements in place for the sale of additional equity or debt securities at this time. There can be no assurances that any future financing will be made available to us, or made available on terms that are favorable to the Company or our current stockholders.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Custodian, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Custodian concluded that as of September 30, 2012, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

The acquisition of Wikifamilies SA and the integration of that business with the Company and the subsequent disposal of Wikifamilies SA has materially affected or is reasonably likely to materially affect our internal control over financial reporting during the quarter ended September 30, 2012.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

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

Date: May 6, 2013	WIKIFAMILIES, INC.

	By:	/s/ Trisha Malone
Trisha Malone
Chief Executive Officer, Chief Financial Officer and Secretary

