Form 10-K
period 2012-12-31
Wikifamilies, Inc.
filed 2013-07-31
CIK 1454010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-53559

WIKIFAMILIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0212045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9025 Carlton Hills Blvd. Ste. B, Santee, CA	92071
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes   ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes   ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter of June 30, 2012 was $1,521,146.

On July 29, 2013, the Company had 41,582,555 outstanding shares of Common Stock, $.001 par value.

TABLE OF CONTENTS

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “Company” refer to Wikifamilies, Inc., and, unless the context indicates otherwise, also include our former subsidiaries, Wikifamilies SA and Allianex Corp.

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

On May 20, 2011, the Company acquired all of the outstanding equity securities of Wikifamilies SA (the “Wikifamilies acquisition”), making Wikifamilies SA a wholly owned subsidiary of Kensington Leasing, Ltd. For accounting purposes, the Wikifamilies acquisition was treated as a reverse acquisition with Wikifamilies SA treated as the acquirer and Kensington Leasing, Ltd. as the acquired party. As a result, the business and financial information included in the report is the business and financial information of Wikifamilies SA prior to May 20, 2011 and the combined entity after May 20, 2011.

On October 27, 2011, the Company changed its name to Wikifamilies, Inc. through a short-form merger with its newly formed wholly owned subsidiary of the same name.

On September 7, 2012, Wikifamilies, Inc. entered into a Share Exchange Agreement with ClairNET Ltd., a Hong Kong entity and their shareholders by which all of the issued and outstanding shares of ClairNET were to be exchanged for 36,504,056 shares in Wikifamilies Inc, representing 75% of the company’s common stock. Additionally, ClairNET Ltd was to receive 2,500,000 shares of Voting Only Preferred Stock in Wikifamilies, with 100:1 voting rights. On the same date, the parties also signed a License Agreement by which Wikifamilies was to acquire exclusive global licensing rights to ClairNET’s products, with an end goal of ClairNET becoming a subsidiary of Wikifamilies, Inc.

On September 8, 2012 the Company and the founders of Wikifamilies SA entered into a Rescission Agreement, whereby the share consideration originally tendered by the corporation for the acquisition of the Wikifamilies SA assets, was rescinded by mutual agreement. This Rescission unwound the March 23, 2011, Exchange Agreement between Wikifamilies Inc. and Wikifamilies SA, and Wikifamilies SA agreed to return the remaining 26,925,000 shares to Wikifamilies treasury, being the full balance of the original 31,500,000 shares tendered as part of the original Exchange Agreement and the Company returned its interest in Wikifamilies SA to the Wikifamilies SA founders. The Wikifamilies SA founders retained all assets and liabilities of Wikifamilies SA. Additionally, Wikifamilies, Inc forgave the intercompany loans from Wikifamilies Inc. to Wikifamilies SA in full compensation for non-payment of salaries, fees and expenses to the founders.

On September 10, 2012 the full Board of Directors of the Company elected John Karlsson, Dan Clayton and Vincent Qi as Members of the Board of Directors.

On September 10, 2012, following the appointment of the new Board Members, Robert Coleridge, Chris Dengler, Steve Brown, William Hogan and Thomas Hudson resigned from their positions on the Board. Trisha Malone resigned her position as Board Member and Chief Financial Officer effective September 13, 2012, and Malcolm Hutchinson resigned his position as Board Member and Chief Executive Officer effective September 13, 2012.

The three members of the Board of Directors elected on September 10, 2012 changed the Company’s name in the State of Nevada to ClairNET, Ltd. but failed to complete the ClairNET, Ltd. merger, which left the Company with no operating entity, and failed to file any and all required filings with the Securities and Exchange Commission (the “SEC”), in effect abandoning the Company. After repeated attempts at contact with the Board of Directors with no response, certain creditors of the Company petitioned the Eighth Judicial District Court in Clark County Nevada to receive custodianship of the Company.

On April 8, 2013, the Eighth District Court of the State of Nevada appointed Trisha Malone as Custodian of Wikifamilies, Inc. pursuant to section 78.347 of the Nevada Revised Statutes, and authorized her to appoint a new Board of Directors, to continue the business of the Company, and to bring current the Company’s filings with the SEC. A copy of said order is attached as Exhibit A hereto. The appointment was made pursuant to a petition filed by Trisha Malone with the Court on February 27, 2013, to become Custodian of the Company due to former management’s malfeasance and nonfeasance in allowing the filings with the SEC to become delinquent, exposing the Company to potential revocation of registration proceedings under Section 12j of the Securities Exchange Act of 1934 and a potential trading suspension under Section 12k of the Securities Exchange Act, and in failing to maintain the business of the Company.

The Court also nullified the issuance of shares of Company Common Stock issued as a result of the Exchange Agreement entered into between the Company and Clairnet, Ltd., a Hong Kong corporation, dated September 7, 2012 and the Technology License Agreement between the Company and Clairnet, Ltd., a Hong Kong corporation. Among the nonfeasance of the prior management was the failure to effect the change of the Company's name from Wikifamilies, Inc. to Clairnet, Ltd. in the marketplace, by notification to FINRA. Prior to being known as Clairnet, Ltd., the Company was known as Wikifamilies, Inc., to reflect the business plan of operations of its foreign subsidiary, Wikifamilies, S.A. However, Wikifamilies, S.A. was returned to its founders by reason of a Rescission Agreement executed between the founders and the Company on September 8, 2012.

As of May 20, 2011, the Company’s business plan as Wikifamilies was to design, develop and operate an Internet-based social media website, Wikifamilies.com, with a unique emphasis on families and new technologies which web-based platform was intended to enhance the ability of families to communicate and share family history and events while providing a secure location to transact family-related business matters. Then, on September 7, 2012, our business plan changed to the development and marketing of an Internet search engine through the licensing from Clairnet, Ltd. of their  process enabling online and mobile viewers to search, index, watch and personalize web-based videos while facilitating the monetizing of investments by video content providers, advertisers and marketers.

As a result of the Nevada court appointment of Trisha Malone as receiver of the Company in February 2013, we seek to embark on a new business plan unrelated to the business plans of either Wikifamilies or Clairnet. In order to signify a strong break from the previous two business plans, the board has determined to change the name of the Company, and it should be noted that the name “GEPCO” is merely the arbitrary arrangement of the initials of family members of principals of the Company and has no significance relevant to the Company’s business plan. Our current business plan contemplates the accretive acquisitions of various businesses related to electronic marketing, promotions and media. We are presently conducting due diligence on our first acquisition, which is purchase of RC One, Inc., a Nevada corporation, which is in the business of promoting mixed martial arts (“MMA”) events in Southern California, through its website www.respectinthecage.com and a series of Respect in the Cage events. Since 2009 Respect in the Cage has been bringing Southern California MMA events and has grown into a prominent MMA organization in that area. With an average of 10 fights a year, Respect in the Cage aims to promote MMA with events that bring a nightclub atmosphere with a Hollywood “vibe” to the spectator sport. Our plan is to continue growing the Respect in the Cage business beyond the current 10 fights per year and to use this business as a platform to generate cash flow and then acquire additional accretive and synergistic businesses as opportunities arise.

The Court further ordered that all stocks issued as a result of the September 7, 2012 Share Exchange Agreement between the Company and ClairNET Ltd., a Hong Kong entity and their shareholders, are declared null and void and ordered to be returned to the Company or its transfer agent for cancellation. The Court further ordered that the License Agreement between the Company and ClairNET, Ltd. a Hong Kong entity, is declared null and void.

Finally, the Court ordered the cancellation of an aggregate of 26,925,000 shares of Common Stock to effectuate the Company's September 8, 2012 Rescission agreement with the founders of Wikifamilies SA.

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

Although the three members of the Board of Directors elected on September 10, 2012 changed the Company’s name in the State of Nevada to ClairNET, Ltd., they did so without proper shareholder approval and they did not change the name of the Company with FINRA, the OTC Markets, Inc. or with the SEC. Therefore, we will continue to refer to the Company solely as Wikifamilies, Inc.

Unless the context otherwise requires, references to the “Company” mean the Company and its former subsidiaries, Allianex Corp. and Wikifamilies SA. In the context of Common Stock, notes and other securities, references to the “Company” mean Wikifamilies, Inc. unless otherwise stated.

Business of Wikifamilies, Inc.

With no current operating entity and nominal assets, the Company is currently a “shell” corporation as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

Employees

Our employees consist of Ms. Malone who serves as Chief Executive Officer, Chief Financial Officer and Secretary of the Company and Mr. Zielke who serves as Vice President and Corporate Counsel, both of whom provide services to us on a part-time basis.

Item 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.	PROPERTIES

We have use of an administrative office in San Diego, CA, that is provided to us without charge by our Chief Executive Officer, Chief Financial Officer and Secretary.

Item 3.	LEGAL PROCEEDINGS

On April 8, 2013, former Chief Financial Officer and Director and present shareholder Trisha Malone was appointed as Custodian of the Company, by the Eighth Judicial District Court of Clark County, Nevada, pursuant to Nevada Revised Statutes 78.347. The Court further ordered that Ms. Malone is authorized to appoint new officers and directors of the Company, to send notice to all stockholders of record noticing a meeting of shareholders, to pay all fees owed to the SEC and to bring current all the Company's SEC filings.

The Court further ordered that all stocks issued as a result of the September 7, 2012 Share Exchange Agreement between the Company and ClairNET Ltd., a Hong Kong entity and their shareholders, are declared null and void and ordered to be returned to the Company or its transfer agent for cancellation. The Court further ordered that the License Agreement between the Company and ClairNET, Ltd. a Hong Kong entity, is declared null and void.

Finally, the Court ordered the cancellation of an aggregate of 26,925,000 shares of Common Stock to effectuate the Company's September 8, 2012 Rescission agreement with the founders of Wikifamilies SA.

Item 4.	Mining and Safety Disclosures.

Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the OTCQB under the symbol “KNSL” since August 17, 2009 and under the ticker symbol “WFAM” since December 20, 2011. The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTCQB securities are traded by a community of market makers that enter quotes and trade reports.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock. Furthermore, the trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected. The following table sets forth the high and low sale prices per share of our common stock for the periods indicated as reported on the OTCQB.  As of July 25, 2013, the closing-sale price for our common stock was $0.013 per share.

	Common Stock
	High	Low
2013:
Third Quarter (through July 25, 2013)	$0.02	$0.013
Second Quarter	$0.0675	$0.005
First Quarter	$0.0289	$0.012
2012:
Fourth Quarter	$0.084	$0.01
Third Quarter	$0.105	$0.02
Second Quarter	$0.26	$0.08
First Quarter	$0.59	$0.1281
2011:
Fourth Quarter	$0.99	$0.11
Third Quarter	$2.40	$0.51
Second Quarter	$3.24	$1.05
First Quarter	$4.00	$2.50

Holders

As of July 29, 2013, there were 41,582,555 shares of common stock outstanding held by approximately 185 holders of record.

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

Recent Sales of Unregistered Securities

On January 10, 2012 Kirkland Trading SA purchased 100,000 shares of Common Stock for $.25 per share for a total of $25,000.

These issuances were effected without registration under the Securities Act of 1933, as amended, in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D there under.  Kirkland Trading SA is an accredited investor, no general solicitation or advertising was used in connection with the sale of the shares, and the Company has imposed appropriate limitations on resales.  There was no underwriter involved in these sales.

Item 6.	SELECTED FINANCIAL DATA

Not Applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this Annual Report on Form 10-K.

Forward Looking Statements

This discussion and the accompanying financial statements (including the notes thereto) may contain “forward-looking statements” that relate to future events or our future financial performance, which are made pursuant to the safe harbor provisions of the Exchange Act. The forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those contained elsewhere in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update any forward-looking statements.

Overview

No Comparable Information

There is no relevant comparable historic financial information for the twelve months ended December 31, 2012 and, as Wikifamilies SA’s operations did not begin until February 2011 and, with the Wikifamilies SA Rescission Agreement, Wikifamilies SA is no longer a subsidiary of the Company. Therefore, limited information is provided in our Results of Operations section below.

Results of Operations

Unless otherwise noted, the business and financial information included in the report is the business and financial information of Wikifamilies SA prior to May 20, 2011 and the combined entity after May 20, 2011 through the disposition of Wikifamilies SA with the Wikifamilies SA Rescission Agreement on September 8, 2012.

Revenues

There were no revenues generated during the twelve months ended December 31, 2012.

We do not expect to generate any revenues until we identify and acquire an operating subsidiary.

General and Administrative

For the twelve months ended December 31, 2012, general and administration expenses were $106,579. The expenses were incurred in connection with the administrative costs related to being a public reporting company.

We expect general and administrative expenses for 2013 to remain minimal as we are currently a shell company.

Legal and Accounting

For the twelve months ended December 31, 2012, legal and accounting expenses were $133,391. These expenses include corporate legal, accounting, shareholder and SEC filing expenses incurred in connection with our status as a public reporting company.

Other Income/Expense

For the twelve months ended December 31, 2012 other expense was $37,487 in options due for interest on a note payable.

Net Income/Loss

For the twelve months ended December 31, 2012, net loss $577,340. Net loss resulted from incurring operational expenses without generating revenue. Net loss includes $299,883 in losses incurred by the discontinued operations of Wikifamilies SA.

Liquidity and Capital Resources

At December 31, 2012 we had no cash or cash equivalents. At December 31, 2012, we had a working capital deficit of $248,596. Working capital was primarily generated through cash received in stock sales to Kirkland Trading SA and loans from Thomas Hudson a former Director and Suprafin, Ltd. offset by notes payable and accounts payable.

For the twelve months ended December 31, 2012, we used $206,879 in cash from operations which was derived from net loss of $577,340, increased by non-cash adjustments of $193,750, and increased by changes in operating assets and liabilities of $176,711.

As of December 31, 2012, we used $873 in investing activities, included purchased of fixed assets of $873.

Financing activities provided $170,056 during the twelve months ended December 31, 2012, which was derived mainly from an increase of $117,867 in related party advances, $50,000 in related party note payable, stock sales of $25,000, and cash surrendered in the amount of $22,811 due to Rescission Agreement with Wikifamilies S.A.

We are currently a shell company. We intend to rely on additional financing transactions to secure the capital necessary to acquire an operating entity and to fund future operations. Any future sale of debt or equity may be pursuant to a private placement or a public offering. We do not have any arrangements in place for the sale of additional equity or debt securities at this time. There can be no assurances that any future financing will be made available to us, or made available on terms that are favorable to the Company or our current stockholders.

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

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)	Previous independent auditor

On June 28, 2012, we dismissed Gruber & Company, LLC as our independent auditor. This dismissal of Gruber & Company was approved by our board of directors (we do not have an audit committee).

Gruber & Company’s reports on our consolidated financial statements for each of our fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that each of such reports contained a going concern qualification.

During the years ended December 31, 2011 and December 31, 2010 and the interim period between December 31, 2011 and June 28, 2012: (i) there were no disagreements between our company and Gruber & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Gruber & Company’s satisfaction, would have caused Gruber & Company to make reference to the subject matter of the disagreement in connection with its report for such years; and (ii) Gruber & Company did not advise us of any of the events requiring reporting in this Current Report on Form 8-K under Item 304(a)(1)(v) of Regulation S-K.

We provided Gruber & Company with a copy of the disclosures made in this report before this report was filed with the Securities and Exchange Commission. We requested that Gruber & Company furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements that are related to Gruber & Company.

(b)	New independent auditor

On June 27, 2012, we engaged M&K CPAS, PLLC (“M&K”) to serve as our independent auditors for the fiscal year ending December 31, 2012. The engagement of M&K was approved by our board of directors.

During the years ended December 31, 2011 and December 31, 2010 and the interim period between December 31, 2011 and June 27, 2012, neither we nor anyone acting on our behalf consulted M&K regarding either (i) the application of accounting principles to a specific, completed or proposed transaction, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, the Company has determined that its system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

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

Management had determined during the fiscal year ended December 31, 2012, that there were material weaknesses in its internal control over financial reporting procedures, and developed the following procedure to improve the internal procedures. Financial statements are to be prepared by the Company’s Chief Financial Officer, reviewed by the Chief Executive Officer, distributed to the Board of Directors for review and comment, along with the Company’s books and records for the periods covered in the financial statements. The financial statements are then presented to the Company’s independent registered public accounting firm for an independent review prior to the filing and disclosure of any financial information. However, we currently are under custodianship and our Custodian currently serves as both the Chief Executive Officer as well as the Chief Financial Officer.

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of December 31, 2012, our internal control over financial reporting are not effective.

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

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2012. The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff. Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On May 8, 2013, the Company entered into a Share Purchase Agreement with John Pena and JP09 & Associates, Inc. (collectively, “Seller”) pursuant to which the Company shall purchase 60% of the issued and outstanding capital stock (“Shares”) of RC One, Inc., a Nevada corporation (“RC”). The purchase price for the Shares shall be $807,651.16 to be paid as follows: (i) at closing (which may not occur later than August 31, 2013), by satisfaction by the Company of a promissory note of Seller owed to the Company in the amount of $207,651.16; and (ii) in installment payments by the Company of $50,000 per month over the next 12 months commencing on the first month anniversary of the Closing Date and continuing on each subsequent month anniversary for 11 consecutive months.

We are presently conducting due diligence on this first acquisition, which is purchase of RC One, Inc., a Nevada corporation, which is in the business of promoting mixed martial arts (“MMA”) events in Southern California, through its website www.respectinthecage.com and a series of Respect in the Cage events. Since 2009 Respect in the Cage has been bringing Southern California MMA events and has grown into a prominent MMA organization in that area. With an average of 10 fights a year, Respect in the Cage aims to promote MMA with events that bring a nightclub atmosphere with a Hollywood “vibe” to the spectator sport. Our plan is to continue growing the Respect in the Cage business beyond the current 10 fights per year and to use this business as a platform to generate cash flow and then acquire additional accretive and synergistic businesses as opportunities arise.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On April 2, 2013 the State of Nevada granted custodianship of the Company to Trisha Malone, the former Chief Financial Officer and a former Director of the Company, giving her the authority to appoint new officers and directors.

On April 9, 2013 the duly appointed Custodian of the Company appointed Trisha Malone and Larry A. Zielke as Members of the Board of Directors. Ms. Malone was also appointed as Chief Executive Officer, Chief Financial Officer and Secretary of the Company and Mr. Zielke was appointed Vice President and Corporate Counsel.

Name	Age	Position
Trisha Malone	38	Chief Executive Officer, Chief Financial Officer, Corporate Secretary, Director
Larry A. Zielke	65	Vice President, Corporate Counsel, Director

Trisha Malone. Ms. Malone, age 38, served as a director from November 5, 2010, and Chief Financial Officer from June 23, 2010 through her resignation on September 13, 2012. Ms. Malone was appointed as Custodian of the Company on April 2, 2013 by the Eighth Judicial District Court of Clark County, Nevada pursuant to Nevada Revised Statutes 78.347. Ms. Malone has more than 20 years of experience working in finance and accounting. Ms. Malone has been self-employed as an independent accounting consultant for the past three years and is presently consulting as Corporate Controller for several private companies. She is also presently the Chief Financial Officer of Lustros, Inc. (OTCQB: LSTS), a public company engaged in copper sulfate production. Ms. Malone served as the Chief Financial Officer and a Director for Casablanca Mining, Ltd. (OTCQX: CUAU) from inception through December 2011. She also served as the corporate Controller for Lenco Mobile Inc. (Pink Sheets: LNCM), which operates in the high growth mobile marketing and Internet sectors, from 2007 to 2009 and as Corporate Secretary for the company until June 2010. From 2006 to 2008, Ms. Malone was the Corporate Controller for Satellite Security Corporation (later renamed Mobicom Corporation (Pink Sheets: MBIC)), a developer of satellite systems for the marine industry. She has an extensive background in all aspects of corporate finance including financial reporting and forecasting as well as mergers and acquisitions. Ms. Malone has a degree in Business Administration from Grossmont College.

Ms. Malone’s experience in finance and accounting and mergers and acquisitions led to the conclusion that she should serve as a director of the Company.

Larry A. Zielke. Mr. Zielke, age 65, maintains a commercial law practice in Damascus, Ohio. Mr. Zielke served as director, Senior Vice-President and General Counsel of Lustros, Inc in 2012 during the company’s startup in Chile. From 1994 to 2000, Mr. Zielke was General Counsel and Corporate Secretary of Sakhalin Energy Investment Company Ltd., resident first in Moscow and subsequently on Sakhalin Island. During this period, Mr. Zielke was a member of Sakhalin Energy’s Executive Management team that achieved the first export of oil from Russia by a non-Russian company, was the company’s lead negotiator for project financing from EBRD, OPIC and JEXIM, and was responsible for risk management and corporate compliance. From 1979 to 1994, he served as in-house counsel to Babcock & Wilcox and various other affiliates of McDermott International, Inc., which included experience from Cairo to Jakarta while residing in Dubai, United Arab Emirates. Mr. Zielke holds a Juris Doctor degree from the University of Akron, a B.S. in engineering physics and a Mechanical Engineer degree from Ohio State University. His engineering background included research for nuclear reactor core heat transfer design. In addition to being a licensed attorney, he was previously a licensed professional engineer.

Mr. Zielke's extensive experience in business and the law led to the conclusion that he should serve as a director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than ten percent of our Common Stock to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

During the 2012 fiscal year, the following persons were directors, officers or 10% or more beneficial owners who failed to timely file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years. For each such person, the number of late reports, the number of transactions that were not reported on a timely basis, and any known failure to file a required Form are set forth by their name.

Trisha Malone: 1 transaction for which no form has been filed

Thomas Hudson: 1 transaction for which no form has been filed

Stephen Brown: 1 transaction for which no form has been filed

Code of Ethics

Our Board of Directors has adopted a code of ethics covering all of our executive officers and key employees. A copy of our code of ethics is included as an Exhibit under Item 15 and will be furnished without charge to any person upon written request. Requests should be sent to: Wikifamilies, Inc. c/o Trisha Malone, 9025 Carlton Hills Blvd, Ste. B, Santee, CA 92071.

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

Name and principal position	Year	Salary	All Other Compensation	Total

Trisha Malone, Chief Financial Officer and Director (1)	2012 2011	$45,000 $5,775	$25,000 (3) $0	$70,000 $5,775
Larry A. Zielke, Vice President, Corporate Counsel and Director (2)	2012 2011	n/a n/a	n/a n/a	n/a n/a

(1) Ms. Malone served as a director from November 5, 2010, and Chief Financial Officer from June 23, 2010 through her resignation on September 13, 2012. Ms. Malone was appointed as Custodian of the Company on April 2, 2013 by the Eighth Judicial District Court of Clark County, Nevada pursuant to Nevada Revised Statutes 78.347. On April 9, 2013 the duly appointed Custodian of the Company appointed Trisha Malone as a Member of the Board of Directors as well as Chief Executive Officer, Chief Financial Officer and Secretary of the Company.

(2) On April 9, 2013 the duly appointed Custodian of the Company appointed Larry A. Zielke as a Member of the Board of Directors as well as Vice President and Corporate Counsel of the Company.

(3) The “All Other Compensation” paid to Ms. Malone in 2012 consisted of 250,000 restricted shares of Common Stock the Board of Directors of the Company elected to issue on July 10, 2012 as equity awards in lieu of partial payment to director and Chief Financial Officer Trisha Malone. The five day market value on the day of the grants was $0.10 per share. The value of these shares at the market price was recorded as legal and professional fee expense.

No executive officer received compensation during the fiscal year ended December 31, 2012 in excess of $100,000. There are no outstanding equity awards or options to any executive officer issued or outstanding for services to the Company.

Employment Agreements

The Company has not entered into any employment contracts.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Thomas Hudson	-	$52,500	-	-	-	-	$52,500
Stephen Brown	-	$35,000	-	-	-	-	$35,000

(1) On February 7, 2012 the Board of Directors of the Company elected to issue equity awards to directors Thomas Hudson and Stephen Brown. 150,000 restricted shares of Common Stock were issued to Mr. Hudson and 100,000 shares of Common Stock were issued to Mr. Brown. Market value on the day of the grants was $0.35 per share. The value of these shares at the market price was recorded as compensation expense.

The Company has not historically paid any other compensation to our directors.

Item 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of July 29, 2013 for: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our named executive officers and directors; and (iii) all of our current named executive officers and directors as a group.

Unless otherwise noted, we believe that each beneficial owner named in the table has sole voting and investment power with respect to the shares shown, subject to community property laws where applicable.  An asterisk (*) denotes beneficial ownership of less than one percent.

	Beneficial Ownership
Name (1)	Number of Shares	Percent of Class (2)
Walker River Investments, Inc.	8,835,480	21.25%
Total 5% Owners as a group	8,835,480	21.25%

Trisha Malone	10,265,000	24.69%
Larry A. Zielke	1,000,000	2.40%
All executive officers and directors as a group (two persons)	11,265,000	27.09%

(1)	The address for each of the above noted individuals is c/o 9025 Carlton Hills Blvd., Ste. B, Santee, CA 92071.
(2)	The percentage ownership reflected in the table is based on 41,582,555 shares of Common Stock outstanding as of July 29, 2013.

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

On September 7, 2012, Wikifamilies, Inc., entered into a Share Exchange Agreement with ClairNET Ltd., a Hong Kong entity and their shareholders by which all of the issued and outstanding shares of ClairNET were to be exchanged for 36,504,056 shares in Wikifamilies Inc, representing 75% of the company’s common stock. Additionally, ClairNET Ltd was to receive 2,500,000 shares of Voting Only Preferred Stock in Wikifamilies, with 100:1 voting rights. On the same date, the parties also signed a License Agreement by which Wikifamilies was to acquire exclusive global licensing rights to ClairNET’s products, with an end goal of ClairNET becoming a subsidiary of Wikifamilies, Inc.

On September 8, 2012 the Company and the founders of Wikifamilies SA entered into a Rescission Agreement, whereby the share consideration originally tendered by the corporation for the acquisition of the Wikifamilies SA assets, was Rescinded by Mutual agreement. This Rescission unwound the March 23, 2011, Exchange Agreement between the two parties, and Wikifamilies SA agreed to return the remaining 26,925,000 shares to Wikifamilies treasury, being the full balance of the original 31,500,000 shares tendered as part of the original Exchange Agreement and the Company returned its interest in Wikifamilies SA to the Wikifamilies SA founders. The Wikifamilies SA founders retained all assets and liabilities of Wikifamilies SA. Additionally, Wikifamilies, Inc forgave the intercompany loans from Wikifamilies Inc. to Wikifamilies SA in full compensation for non-payment of salaries, fees and expenses to the founders.

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

The three members of the Board of Directors elected on September 10, 2012 changed the Company’s name in the state of Nevada to ClairNET, Ltd. but failed to complete the ClairNET, Ltd. merger, which left the Company with no operating entity, and failed to file any and all required filings with the Securities and Exchange Commission (the “SEC”), in effect abandoning the Company. After repeated attempts at contact with the Board of Directors with no response, creditors of the Company petitioned the Eighth Judicial District Court in Clark County Nevada to receive custodianship of the Company.

On April 2, 2013 the State of Nevada granted custodianship of the Company to Trisha Malone, the former Chief Financial Officer and a former Director of the Company, giving her the authority to appoint new officers and directors, to send notice to all stockholders of record noticing a meeting on at least ten (10) days notice, to pay all fees owed to the SEC and make all necessary filings with the SEC to bring the Company's filings current. The court also ordered that all common stocks issued as a result of the Exchange Agreement entered into between the Company and ClairNET, Ltd., a Hong Kong corporation, dated September 7, 2012, were declared null and void and should be immediately returned to the Company or its transfer agent for cancellation and that the Technology Licensing Agreement between the Company and ClairNET, Limited, a Hong Kong corporation, dated September 7, 2012, was declared null and void. With no current operating entity and nominal assets, the Company is currently a “shell” corporation as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

On April 17, 2013, the Company issued an aggregate of 10,000,000 shares of its Common Stock, representing approximately 24.07% of the issued and outstanding Common Stock of the Company, to our Chief Executive Officer, Chief Financial Officer, Secretary and director, Trisha Malone, to extinguish debt owed by the Company to Ms. Malone, and to retain her services as an officer of the Company. In addition, the Company issued 1,000,000 shares of Common Stock, representing 2.4% of the issued and outstanding Common Stock of the Company to our Vice President and Corporate Counsel, Larry A. Zielke to retain his services as an officer of the Company. In addition, the Company issued 8,835,580 shares of Common Stock, representing 21.25% of the issued and outstanding Common Stock to Walker River Investments Corp. to extinguish debt owed to Walker River. As a result, Ms. Malone and Walker River became control stockholders of the Company, holding an aggregate of 19,100,480 shares of Common Stock, representing approximately 46% of the voting control of the Company.

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

On July 10, 2012 the Board of Directors of the Company elected to issue equity awards in lieu of partial payment to director and Chief Financial Officer Trisha Malone, and Corporate Counsel, David Price. 250,000 restricted shares of Common Stock were issued to both Ms. Malone and Mr. Price. The five day market value on the day of the grants was $0.10 per share. The value of these shares at the market price was recorded as legal and professional fee expense.

On September 8, 2012 the Company and the founders of Wikifamilies SA entered into a Rescission Agreement, whereby the share consideration originally tendered by the corporation for the acquisition of the Wikifamilies SA assets, was Rescinded by Mutual agreement. This Rescission unwound the March 23, 2011, Exchange Agreement between the two parties, and Wikifamilies SA agreed to return the remaining 26,925,000 shares to Wikifamilies treasury, being the full balance of the original 31,500,000 shares tendered as part of the original Exchange Agreement and the Company returned its interest in Wikifamilies SA to the Wikifamilies SA founders.

Loans from Thomas Hudson

On February 14, 2012, Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was originally due on June 30, 2012. On August 17, 2012 Mr. Hudson agreed to extend the due date to September 30, 2012. The loan is currently in default. Should the Company, at its sole discretion, decide that it is not in a financial position to repay said funds in currency, both parties mutually agree that said amount repayable may be converted into common shares of the Company calculated at a rate per share of twenty five cents per share or at eighty percent (80%) of the previous week’s averaged closing price, whichever is the lesser. If the Company does not repay the loan in cash, as a penalty it shall provide Lender with one hundred thousand (100,000) options enabling him to purchase one hundred thousand (100,000) shares of Common Stock at a redemption price of twenty five cents ($.25) per share. Redemption of such options in entirety or in part is at the sole discretion of Lender. By way of interest on such loan, Lender shall be provided with two hundred thousand (200,000) options enabling him to purchase two hundred thousand (200,000) shares of Common Stock at a redemption price of twenty cents ($.20) per share being a total of forty thousand dollars ($40,000). Redemption of such options in entirety or in part is at the sole discretion of Lender. The options shall remain valid for a period of three years from the date of this Agreement, after which they shall become null and void. The loan was not repaid as of December 31, 2012. As the options were in lieu of interest, we recorded an interest expense at June 30, 2012 of $37,487, the fair value of the options.

Director Independence

The Company’s common stock is traded on the OTCQB, which does not maintain any standards regarding the independence of the directors on its Board of Directors.  In absence of such requirements, we have elected to use the definition for “director independence” under the Nasdaq Listing Rules.

Currently, we have one Director, our Company’s Custodian, Trisha Malone. Ms. Malone is not considered “independent” as defined by the Nasdaq Marketplace Rules.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Gruber & Co., LLC audited our financial statements for the fiscal year ended December 31, 2011. Aggregate fees billed to us by Gruber & Co., LLC for professional services rendered with respect to fiscal year ended December 31, 2011 were as follows:

2011
Audit Fees	$12,500
Audit-Related Fees	0
Tax Fees	0
All Other Fees	0
$12,500

M&K CPAS PLCC audited our financial statements for the fiscal year ended December 31, 2012. Aggregate fees billed to us by M&K CPAS PLCC for professional services rendered with respect to the fiscal year ended December 31, 2012 were as follows:

2012
Audit Fees	$4,000
Audit-Related Fees	0
Tax Fees	0
All Other Fees	0
$4,000

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

Exhibit	Description
2.1	Exchange Agreement, dated March 23, 2011, by and among Kensington Leasing, Ltd., Wikifamilies SA, Malcolm Hutchinson, Robert Coleridge, Rigosa Finance Limited, and TC Holdings LLC. Incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K file on April 15, 2011.
3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10 filed on January 15, 2009.
3.2	Bylaws. Incorporated by reference to Exhibit 3.4 to Registration Statement on Form 10 filed on January 15, 2009.
3.3	Amendment to the Bylaws. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 7, 2010.
4.1	Securities Purchase Agreement, dated March 31, 2010, between Kensington Leasing, Ltd. and Angelique de Maison. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 5, 2010.
4.2	Option Purchase Agreement, dated April 9, 2010, between Kensington Leasing, Ltd. and Merrimen Investments, Inc. and Option to Purchase Common Stock dated April 9, 2010 issued to Merrimen Investments, Inc. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 15, 2010.
4.3	Notice of Exercise and Cancellation of Option, dated December 1, 2010, between Kensington Leasing, Ltd. and Angelique de Maison. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 3, 2010.
10.1	Stock Purchase Agreement, dated March 23, 2011, by and between Kensington Leasing, Ltd., and Angelique de Maison. Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K file on April 15, 2011.
10.2	Settlement Agreement and Releases dated December 22, 2011 by and between Wikifamilies, Inc.; Kenneth Rotman; Sumercom, LLC; Allianex, LLC; Mytechcard, LLC; Allianex, Corp.; Zirk Engelbrecht; and Angelique de Maison. Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K file on April 16, 2012.
14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on July 9, 2010.
21.1	Subsidiaries*
31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following financial information from the Annual Report on Form 10-K of Wikifamilies, Inc. for the years ended December 31, 2011 and 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2011 and 2012; (2) Statements of Operations from Wikifamilies SA inception through December 31, 2011 and 2012; (3) Statements of Stockholders’ Equity from Wikifamilies SA inception through December 31, 2011 and 2012; (4) Statements of Cash Flows for the year ended December 31, 2011 and 2012; and (5) Notes to Financial Statements.*
*	Filed with this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wikifamilies, Inc.
Date: July 31, 2013	By: /s/ Trisha Malone Trisha Malone Chief Executive Officer, Chief Financial Officer and Corporate Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trisha Malone Trisha Malone	Chief Executive Officer, Chief Financial Officer, Corporate Secretary and Director	July 31, 2013

/s/ Larry A. Zielke	Vice President, Corporate Counsel and Director	July 31, 2013
Larry A. Zielke

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Wikifamilies, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Wikifamilies, Inc. (A Development Stage Company) as of December 31, 2011 and December 31, 2012 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the periods then ended and for the period from February 15, 2011 (Inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wikifamilies, Inc. (A Development Stage Company) as of December 31, 2012 and December 31, 2011 and the results of its operations and cash flows for the periods described above then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses prior to the current period, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 17 to the financial statements, the 2011 financial statements have been restated to correct errors in the financial statements.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

July 31, 2013

Wikifamilies, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011 (Restated)
ASSETS
Current Assets
Cash	$–	$24,256
Prepaid expenses	–	35,708
Total Current Assets	–	59,964

TOTAL ASSETS	–	59,964

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts payable and accrued liabilities	16,087	181,156
Accounts payable and accrued liabilities, related party	40,000	–
Advances due to related parties	142,509	24,641
Notes payable to related parties	50,000	–
Total Liabilities	248,596	205,797

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 21,747,075 and 47,672,075 shares issued and outstanding respectively	21,747	47,672
Paid in capital	953,259	466,196
Other comprehensive income/(loss)	27,045	13,605
Deficit accumulated during development stage	(1,250,646)	(673,306)
Total Stockholders Equity (Deficit)	(248,596)	(145,833)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$–	$59,964

See notes to consolidated financial statements.

Wikifamilies, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	Twelve Months Ended December 31, 2012	From February 15, 2011 (Wikfamilies SA Inception) to December 31, 2011 (Restated)	From February 15, 2011 (Wikfamilies SA Inception) to December 31, 2012

Revenue	$–	$–	$–
Cost of goods sold	–	–	–
Gross profit/(loss)	–	–	–

Operating expenses
General and administrative	106,579	200,699	307,278
Legal and accounting	133,391	147,074	280,465
Research and development	–	285,448	285,448
Total expenses	239,970	633,221	873,191

Ordinary loss	(239,970)	(633,221)	(873,191)

Other income/(expense)	(37,487)	(25,569)	(63,056)

Loss from continuing operations	(277,457)	(658,790)	(936,247)
Loss from discontinued operations	(299,883)	(14,516)	(314,399)

Net loss	$(577,340)	$(673,306)	$(1,250,646)

Net loss per share
Loss from continuing operations	$(0.01)	$(0.02)
Loss from discontinued operations	(0.01)	(0.00)
Loss per share	$(0.01)	$(0.02)

Weighted average common shares - basic and fully diluted	39,871,324	37,749,252

See notes to consolidated financial statements.

Statements of Comprehensive Income (Loss)

	Twelve Months Ended December 31, 2012	From February 15, 2011 (Wikfamilies SA Inception) to December 31, 2011 (Restated)	From February 15, 2011 (Wikfamilies SA Inception) to December 31, 2012

Net loss	$(577,340)	$(673,306)	$(1,250,646)

Gain/(loss) on foreign currency conversion	13,440	13,605	27,045

Total comprehensive loss	$(563,900)	$(659,701)	$(1,223,601)

See notes to consolidated financial statements.

Wikifamilies, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholder's Equity/(Deficit)

From February 15, 2011 (Wikfamilies SA Inception) to December 31, 2012

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Stock Receivable	Other Comprehensive Income/(Loss)	Deficit Accumulated During Development Stage	Total Stockholders Equity/(Deficit)

Stocks issued for cash	31,500,000	$31,500	$82,049	$(56,774)	$–	$–	$56,775
Stocks issued to settle due to related party debt	–	–	–	56,774	–	–	56,774
Effect of reverse merger	14,829,128	14,829	49,753	–	–	–	64,582
Stocks issued for cash	900,000	900	224,100	–	–	–	225,000
Stocks issued to settle due to related party debt	442,947	443	110,294	–	–	–	110,737
Gain/(loss) on currency conversion	–	–	–	–	13,605	0	13,605
Net loss December 31, 2011	–	–	–	–	–	(673,306)	(673,306)

Balance at December 31, 2011 (Restated)	47,672,075	$47,672	$466,196	$–	$13,605	$(673,306)	$(145,833)

Stocks issued for cash	100,000	$100	$24,900	$–	$–	$–	$25,000
Stocks issued for services	900,000	900	154,490	–	–	–	155,390
Options issued in lieu of interest payment	–	–	37,487	–	–	–	37,487
Stocks cancelled in rescission agreement	(26,925,000)	(26,925)	270,186	–	–	–	243,261
Gain/(loss) on currency conversion	–	–	–	–	13,440	–	13,440
Net loss December 31, 2012	–	–	–	–	–	(577,340)	(577,340)

Balance at December 31, 2012	21,747,075	$21,747	$953,259	$–	$27,045	$(1,250,646)	$(248,596)

See notes to consolidated financial statements.

Wikifamilies, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31, 2012	From February 15, 2011 (Wikfamilies SA Inception) to December 31, 2011 (Restated)	From February 15, 2011 (Wikfamilies SA Inception) to December 30, 2012
Cash flows from operating activities
Net income/(loss)	$(577,340)	$(673,306)	$(1,250,646)

Non-cash transactions to reconcile cash used in operations
Asset impairment	873	23,169	24,042
Stock issued for services	155,390	–	155,390
Options issued for interest	37,487	–	37,487
Disposal of assets, Allianex business	–	2,399	2,399

Cash used in operations
Accounts receivable	–	75,000	75,000
Accounts payable and accrued liabilities	(114,633)	174,878	60,245
Accounts payable and accrued liabilities related parties	259,175	–	259,175
Prepaid expenses	32,169	(20,708)	11,461
Total cash used in operations	(206,879)	(418,568)	(625,447)

Cash flows from investing activities
Purchase of fixed assets	(873)	(23,169)	(24,042)
Total cash used in investing activities	(873)	(23,169)	(24,042)

Cash from financing activities
Stock sales	25,000	281,775	306,775
Cash surrendered for rescission	(22,811)	–	(22,811)
Proceeds from debt related parties	50,000	170,245	220,245
Advances due to related parties	117,867	–	117,867
Total cash from financing activities	170,056	452,020	622,076

Effect if foreign currency exchange rate	13,440	13,605	27,045

INCREASE (DECREASE) IN CASH	(24,256)	23,888	(368)

BEGINNING CASH	24,256	368	368

ENDING CASH	$–	$24,256	$–

Supplemental disclosure of cash flow information:
Interest paid	$194	$–	$5,627
Income taxes paid	$–	$–	$–

Supplemental disclosure of non-cash investing activities:
Effect of reverse merger		$64,582	$64,582
Common stock issued for services, in shares	900,000

See notes to consolidated financial statements.

Wikifamilies, Inc.

(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

For the period ended December 31, 2012

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

On September 7, 2012, Wikifamilies, Inc., entered into a Share Exchange Agreement with ClairNET Ltd., a Hong Kong entity and their shareholders by which all of the issued and outstanding shares of ClairNET were to be exchanged for 36,504,056 shares in Wikifamilies Inc, representing 75% of the company’s common stock. Additionally, ClairNET Ltd was to receive 2,500,000 shares of Voting Only Preferred Stock in Wikifamilies, with 100:1 voting rights. On the same date, the parties also signed a License Agreement by which Wikifamilies was to acquire exclusive global licensing rights to ClairNET’s products, with an end goal of ClairNET becoming a subsidiary of Wikifamilies, Inc.

On September 8, 2012 the Company and the founders of Wikifamilies SA entered into a Rescission Agreement, whereby the share consideration originally tendered by the corporation for the acquisition of the Wikifamilies SA assets, was Rescinded by Mutual agreement. This Rescission unwound the March 23, 2011, Exchange Agreement between the two parties, and Wikifamilies SA agreed to return the remaining 26,925,000 shares to Wikifamilies treasury, being the full balance of the original 31,500,000 shares tendered as part of the original Exchange Agreement and the Company returned its interest in Wikifamilies SA to the Wikifamilies SA founders. The Wikifamilies SA founders retained all assets and liabilities of Wikifamilies SA. Additionally, Wikifamilies, Inc forgave the intercompany loans from Wikifamillies Inc. to Wikifamilies SA in full compensation for non-payment of salaries, fees and expenses to the founders.

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

The three members of the Board of Directors elected on September 10, 2012 changed the Company’s name in the state of Nevada to ClairNET, Ltd. but failed to complete the ClairNET, Ltd. merger, which left the Company with no operating entity, and failed to file any and all required filings with the Securities and Exchange Commission (the “SEC”), in effect abandoning the Company. After repeated attempts at contact with the Board of Directors with no response, creditors of the Company petitioned the Eighth Judicial District Court in Clark County Nevada to receive custodianship of the Company.

On April 2, 2013 the State of Nevada granted custodianship of the Company to Trisha Malone, the former Chief Financial Officer and a former Director of the Company, giving her the authority to appoint new officers and directors, to send notice to all stockholders of record noticing a meeting on at least ten (10) days notice, to pay all fees owed to the SEC and make all necessary filings with the SEC to bring the Company's filings current. The court also ordered that all common stocks issued as a result of the Exchange Agreement entered into between the Company and Clairnet, Ltd., a Hong Kong corporation, dated September 7, 2012, were declared null and void and should be immediately returned to the Company or its transfer agent for cancellation and that the Technology Licensing Agreement between the Company and Clairnet, Limited, a Hong Kong coporation, dated September 7, 2012, was declared null and void. With no current operating entity and nominal assets, the Company is currently a “shell” corporation as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

On April 9, 2013 the duly appointed Custodian of the Company appointed Trisha Malone and Larry A. Zielke as Members of the Board of Directors. Ms. Malone was also appointed as Chief Executive Officer, Chief Financial Officer and Secretary of the Company and Mr. Zielke was appointed Vice President and Corporate Counsel.

Although the three members of the Board of Directors elected on September 10, 2012 changed the Company’s name in the State of Nevada to ClairNET, Ltd., they did so without proper shareholder approval and they did not change the name of the Company with FINRA, the OTC Markets or with the SEC. Therefore, we will continue to refer to the Company solely as Wikifamilies, Inc.

Unless the context otherwise requires, references to the “Company” mean the Company and its former subsidiaries, Allianex Corp. and Wikifamilies SA. In the context of Common Stock, notes and other securities, references to the “Company” mean Wikifamilies, Inc. unless otherwise stated.

NOTE 2:   GOING CONCERN

The Company has not generated any significant revenue since inception and has funded its operations primarily through the issuance of equity. We are presently a shell corporation with no operations and no revenues. We are in the process of acquiring an operating entity. Accordingly, the Company’s ability to identify and accomplish a business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

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

Assets and Liabilities Disposed Of	Amount
Cash	$22,811
Prepaid expenses	3,539
Accounts payable	(38,300)
Accrued expenses	(12,136)
Accrued salaries	(219,175)
Net assets disposed of	$(243,261)

The 26,925,000 shares of common stock returned to the Company’s treasury by Wikifamilies SA were cancelled by the Company.

NOTE 5: NOTES RECEIVABLE

On July 15, 2010, the Company entered into a Loan and Security Agreement and Note with JP09 & Associates to provide operating capital for the JP09 & Associates while the Company investigated a possible acquisition of JP09 & Associates, which did not occur. The Loan and Security Agreement and Note were personally guaranteed by the JP09 & Associates’ president, and was secured by its intellectual property. The principal amount of the Note was $155,000 payable in 12 months with 10% interest due at maturity. As this note receivable was considered uncollectable prior to the reverse merger, the entire balance was fully reserved and corresponding bad debt allowance was reflected in the reverse merger effect.

NOTE 6: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2012.

In accordance with ASC 820, the following table presents the Company’s fair value hierarchy for its financial assets (investments) as of December 31, 2012 and December 31, 2011:

Level	December 31, 2012	December 31, 2011
Level 1	-	-
Level 2	-	-
Level 3	-	-

WealthMakers, Ltd. managed a brokerage account for the Company from May 2010 through November 2010. In November 2010, the Company agreed to allow WealthMakers to liquidate the brokerage account to purchase restricted shares in private placements. The Company was entitled to a % of the shares purchased after 12 months. This investment had been classified as available for sale. The Company held investments in the amount of $145,697 with WealthMakers, Ltd. immediately prior to the reverse merger. The Company determined that it could not recover the investment and entire investment was impaired prior to the reverse merger. The impairment loss has been reflected in the reverse merger effect.

NOTE 7: PREPAID EXPENSES

The Company held prepaid expenses in the amount of $85,000 immediately prior to the reverse merger. The Company determined that it could not recover these prepaid expenses and entire amount of the prepaid expenses was impaired prior to the reverse merger. Wikifamilies SA had prepaid expenses of $35,708 as of December 31, 2011 consisting mainly of overpaid payroll taxes, workers compensation liabilities and retirement plan liabilities in Switzerland.

NOTE 8: FIXED ASSETS

The Company acquired fixed assets with a fair value of $23,169 in the Wikifamilies acquisition in May 2011 The Company determined that it was necessary to impair these fixed assets in full as of December 31, 2011. In 2012 the Company purchased computer equipment in the amount of $873. The Company determined it was necessary to record an impairment of this asset as of December 31, 2012. The $873 is part of the total asset impairment recorded by the Company for the year ended December 31, 2012.

Asset Classification	December 31, 2012	December 31, 2011

Computer Equipment	$873	$23,169
	873	23,169
Less Impairment	(873)	(23,169)
Net Book Value	$–	$–

NOTE 9:  INTANGIBLES

On November 29, 2009, Angelique de Maison (“Ms. de Maison”) gifted the domain name sendaprayer.com to the Company. The domain name sendaprayer.com is deemed to have an indefinite life and no amortization has been recorded. The asset was recorded at $5,000, the cost paid by the giftor which was deemed to be fair value. The Company held intangible assets in the amount of $5,000 immediately prior to the reverse merger. The Company determined that it could not recover the intangible assets and entire amount of the intangible assets was impaired prior to the reverse merger. The impairment loss has been reflected in the reverse merger effect.

Intangible Assets	December 31, 2012	December 31, 2011

Sendaprayer.com - Indefinite life, no amortization	$–	$5,000
Impairment	–	(5,000)
Total Non Amortizing Assets	$–	$–

NOTE 10:  NOTES PAYABLE

From November 2011 through June 2012, Ms. de Maison loaned the Company a total of $38,565 for working capital needs. These loans were provided at no interest, payable on demand. Ms. de Maison subsequently assigned her interest in these loans to Suprafin, Ltd. and the balance due to Ms. de Maison is $0 as of December 31, 2012.

Through December 31, 2012 Suprafin, Ltd. loaned the Company a total of $103,944 for working capital needs and assumed $38,565 in loans due to Ms. de Maison for a total loan balance of $142,509 as of December 31, 2012. These loans were provided at no interest, payable on demand. Zirk Engelbrecht (“ Mr. Engelbrecht”), who may be considered a related party to Ms. de Maison under the rules of the Securities Exchange Act of 1934, as amended, is an officer and director of Suprafin, Ltd.. Mr. Engelbrecht and Suprafin, Ltd. disclaim beneficial ownership of any securities of the Company beneficially owned by Ms. de Maison, and Ms. de Maison disclaims beneficial ownership of any securities beneficially owned by Suprafin, Ltd. or Mr. Engelbrecht.

On February 14, 2012, Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was originally due on June 30, 2012. On August 17, 2012 Mr. Hudson agreed to extend the due date to September 30, 2012. The loan is currently in default. Should the Company, at its sole discretion, decide that it is not in a financial position to repay said funds in currency, both parties mutually agree that said amount repayable may be converted into common shares of the Company calculated at a rate per share of twenty five cents per share or at eighty percent (80%) of the previous week’s averaged closing price, whichever is the lesser. If the Company does not repay the loan in cash, as a penalty it shall provide Lender with one hundred thousand (100,000) options enabling him to purchase one hundred thousand (100,000) shares of Common Stock at a redemption price of twenty five cents ($.25) per share. Redemption of such options in entirety or in part is at the sole discretion of Lender. By way of interest on such loan, Lender shall be provided with two hundred thousand (200,000) options enabling him to purchase two hundred thousand (200,000) shares of Common Stock at a redemption price of twenty cents ($.20) per share being a total of forty thousand dollars ($40,000). Redemption of such options in entirety or in part is at the sole discretion of Lender. The options shall remain valid for a period of three years from the date of this Agreement, after which they shall become null and void. The loan was not repaid as of December 31, 2012. As the options were in lieu of interest, we recorded an interest expense as of December 31, 2012 of $37,487. The fair value of the options in lieu of interest expenses is valued using Black-Sholes option-pricing model.

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

On July 10, 2012 the Board of Directors of the Company elected to issue equity awards in lieu of partial payment to director and Chief Financial Officer Trisha Malone, and Corporate Counsel, David Price. 250,000 restricted shares of Common Stock were issued to both Ms. Malone and Mr. Price. The fair market value closing price on the day of the grants was $0.098 per share. The value of these shares at the market closing price was recorded as legal and professional fee expense.

On September 8, 2012 the Company and the founders of Wikifamilies SA entered into a Rescission Agreement, whereby the share consideration originally tendered by the corporation for the acquisition of the Wikifamilies SA assets, was Rescinded by Mutual agreement. This Rescission unwound the March 23, 2011, Exchange Agreement between the two parties, and Wikifamilies SA agreed to return the remaining 26,925,000 shares to Wikifamilies treasury, being the full balance of the original 31,500,000 shares tendered as part of the original Exchange Agreement and the Company returned its interest in Wikifamilies SA to the Wikifamilies SA founders.

Capital Contribution

On November 29, 2009, Ms. de Maison gifted the URL “sendaprayer.com” to the Company. This asset was originally recorded at the cost incurred by Ms. de Maison to purchase the URL.

Loans from Thomas Hudson

On February 14, 2012, Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was due on September 30, 2012 and is currently in default. See Note 10: Notes Payable.

Loans from Angelique de Maison

During the year ended December 31, 2009, Ms. de Maison loaned the Company a total of $14,250 for operating expenses at an interest rate of 10% per year, and an additional $5,000 for additional start-up costs at no interest. These loans were applied to the purchase of Common Stock (including $327 in accrued interest) on December 1, 2010 as discussed below.

On March 31, 2010, Ms. de Maison agreed to purchase from the Company, subject to certain conditions, upon the Company’s demand at any time on or prior to June 30, 2011, a note in the amount $520,000. During the year ended December 31, 2010, a total of $300,273.24 was borrowed pursuant to this note. The note was unsecured, not convertible and bore interest at the rate of 10% per annum, payable quarterly, and was due and payable on December 31, 2012. As discussed below, the outstanding balance on the note was cancelled on December 1, 2010.

From November 2011 through June 2012, Ms. de Maison loaned the Company a total of $38,565 for working capital needs. These loans were provided at no interest, payable on demand. Ms. de Maison subsequently assigned her interest in these loans to Suprafin, Ltd. and the balance due to Ms. de Maison is $0 as of December 31, 2012. See Note 10: Notes Payable.

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

$40,000 of unpaid accrued salaries remained due to Trisha Malone as of December 31, 2012.

NOTE 12:  STOCK-BASED COMPENSATION

On February 14, 2012, Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was originally due on June 30, 2012. On August 17, 2012 Mr. Hudson agreed to extend the due date to September 30, 2012, this loan is currently in default. Should the Company, at its sole discretion, decide that it is not in a financial position to repay said funds in currency, both parties mutually agree that said amount repayable may be converted into common shares of the Company calculated at a rate per share of twenty five cents per share or at eighty percent (80%) of the previous week’s averaged closing price, whichever is the lesser. If the Company does not repay the loan in cash, as a penalty it shall provide Lender with one hundred thousand (100,000) options enabling him to purchase one hundred thousand (100,000) shares of Common Stock at a redemption price of twenty five cents ($.25) per share. Redemption of such options in entirety or in part is at the sole discretion of Lender. By way of interest on such loan, Lender shall be provided with two hundred thousand (200,000) options enabling him to purchase two hundred thousand (200,000) shares of Common Stock at a redemption price of twenty cents ($.20) per share being a total of forty thousand dollars ($40,000). Redemption of such options in entirety or in part is at the sole discretion of Lender. The options shall remain valid for a period of three years from the date of this Agreement, after which they shall become null and void. The loan was not repaid as of December 31, 2012. As the options were in lieu of interest, we recorded an interest expense at June 30, 2012 of $37,487, the fair value of the options. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model was $0.1874.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used are as follows:

February 14, 2012

Expected dividend yield	0%
Risk-free interest rate	0.40%
Expected volatility	198.60%
Expected option life (in years)	1.5

NOTE 13: INCOME TAXES

The Company incurred net losses for the twelve months ended December 31, 2012 and therefore had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $345,864 and $226,708 as of December 31, 2012 and December 31, 2011 respectively. The Company’s loss carry forward will expire beginning in the year 2028.

NOTE 14:  COMMON STOCK

On June 27, 2008, the Company issued 800,000 shares of Common Stock to Angelique de Maison, Chief Executive Officer and Chair of the Board at the time, for setup costs and the Company’s business plan in an amount of $5,000. See Note 11: RELATED PARTY TRANSACTIONS.

In January and February 2009, 513,000 shares of Common Stock were sold to investors at a purchase price of $0.025 per share, for a total of $12,825 in cash. See Note 15: FORWARD SPLIT.

On March 31, 2010, the Company issued 6,000,000 shares of its Common Stock to Ms. de Maison at the price of $0.08 per share, for a total of $480,000 in cash. See Note 11: RELATED PARTY TRANSACTIONS.

On April 9, 2010, the Company entered into an Option Purchase Agreement with Merrimen pursuant to which the Company sold to Merrimen for $200,000 an option to purchase up to 24,000,000 shares of its Common Stock. The Company issued 6,498,128 shares of Common Stock upon exercise of this option in November and December 2010. See Note 11: RELATED PARTY TRANSACTIONS.

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

In February 2011, 100,000 of Wikifamilies SA shares were issued to the Wikifamilies, S.A founders and were valued at $1 per share. $50,000 CHF was received in cash, and $50,000 CHF was used to settle advances due to related party. The 100,000 shares were recast based on the ratio in the Exchange Agreement. See NOTE 4: WIKIFAMLIES ACQUISITION.

Pursuant to the Stock Purchase Agreement, dated March 23, 2011, Ms. de Maison purchased 300,000 shares of Common Stock at a purchase price of $.25 per share upon execution of the Stock Purchase Agreement and an additional 600,000 shares of Common Stock at a purchase price of $.25 per share on May 20 2011 upon closing of the transactions contemplated in the Stock Purchase Agreement. On September 1, 2011, the Company issued an additional 742,947 shares of Common Stock to Angelique de Maison at a purchase price of $.25 per share for monthly installment payments in accordance with this Stock Purchase Agreement. 300,000 shares were issued for cash at $0.25 per share and 442,947 shares valued at $0.25 per share were issued to settle $110,737 in advances due to Ms. de Maison. See NOTE 11: RELATED PARTY TRANSACTIONS.

On May 20, 2011 the Company issued 31,500,000 shares of Common Stock to the shareholders of Wikifamilies SA upon closing of the Exchange Agreement with Wikifamilies SA as described in NOTE 4: WIKIFAMLIES ACQUISITION.

On January 10, 2012 Kirkland Trading SA purchased 100,000 shares of Common Stock for $.25 per share for a total of $25,000.

On February 7, 2012 the Company issued 150,000 restricted shares of Common Stock to Mr. Hudson and 100,000 shares of Common Stock to Mr. Brown. Market value on the day of the grants was $0.35 per share. The value of these shares at the market price was recorded as compensation expense. See NOTE 11: RELATED PARTY TRANSACTIONS.

On April 4, 2012 the Board of Directors of the Company elected to issue equity awards to a consultant in lieu of payment. 100,000 restricted shares of Common Stock were issued. The fair market value on the day of the grant was $0.14 per share. The fair market value of the closing price per shares was recorded as legal and professional expense.

On July 10, 2012 the Board of Directors of the Company elected to issue equity awards in lieu of partial payment to director and Chief Financial Officer Trisha Malone, and consultants David Price and Rick Wesley. 250,000 restricted shares of Common Stock were issued to both Ms. Malone and Mr. Price and 50,000 shares were issued to Mr. Wesley. The fair market value on the day of the grants was $0.098 per share. The fair market value of these shares at the market closing price was recorded as legal and professional fee expense.

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

NOTE 17:  RESTATEMENT

The Company has identified impairment charges and other adjustments which required the restatement of amounts previously reported on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows as of December 31, 2011.

The following is a summary of the impact of these restatements on the Company’s Consolidated Statements of Operations as of December 31, 2011:

	From February 15, 2011 (Wikfamilies SA Inception) to December 31, 2011			From February 15, 2011 (Wikfamilies SA Inception) to December 31, 2011
	As previously reported	Adjustment		As restated

Revenue	$–	$–		$–
Gross profit	–	–		–

Operating expenses
General and administrative	193,739	6,280	(a)(b)	200,699
Legal and accounting	143,347	3,727	(b)	147,074
Research and development	–	285,448	(c)	285,448
Depreciation and amortization	17,365	(17,365)	(d)	-
Total expenses	354,451	278,090		633,221

Other expense	(105,756)	80,187	(d)(e)	(25,569)

Ordinary loss from continued operations	(460,207)	(198,583)		(658,790)
Loss from discontinued operations	(20,630)	6,114	(d)(e)	(14,516)

Net loss	$(480,837)	$(192,469)		$(673,306)

(a)	Company has determined that advances due from CEO need to be recorded as compensation expense.
(b)	Company has determined that certain expenses were not accrued. An adjustment was made to accrue previously unaccrued expenses.
(c)	Company has determined that previously capitalized research and development costs need to be expensed.
(d)	Company has determined that certain assets were deemed impaired prior to the reverse merger. An adjustment was made to reflect the impairment of assets and related depreciation and amortization in the effect of reverse merger.
(e)	Company has determined that certain fixed assets need to be impaired.

The following is a summary of the impact of these restatements on the Company’s Consolidated Balance Sheet as of December 31, 2011:

	From February 15, 2011 (Wikfamilies SA Inception) to December 31, 2011			From February 15, 2011 (Wikfamilies SA Inception) to December 31, 2011
	As previously reported	Adjustment		As restated
ASSETS
Current Assets
Cash	$24,256	$–		$24,256
Prepaid expenses	–	35,708	(h)	35,708
Total current assets	24,256	35,708		59,964

Non-Current Assets
Note receivable	155,000	(155,000)	(a)	–
Investments	123,632	(123,632)	(a)	–
Prepaid expenses	120,708	(120,708)	(a)	–
Fixed asset, net	17,377	(17,377)	(b)	–
Intangible assets, net of impairment	290,448	(290,448)	(a)(c)	–
Total non-current assets	707,165	(707,165)		–

TOTAL ASSETS	$731,421	$(671,457)		$59,964

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$171,802	$9,354	(d)	$181,156
Notes payable - related party	17,681	6,960	(e)	24,641
Total liabilities	189,483	16,314		205,797

Stockholders' Equity
Common stock, $.001 par value, 100,000,000 shares authorized, 47,672,075 issued and outstanding	47,672	–		47,672
Paid in capital	954,151	(487,955)	(a)(f)	466,196
Other comprehensive income	20,952	(7,347)	(f)	13,605
Deficit accumulated during development stage	(480,837)	(192,469)	(g)	(673,306)
Total stockholders' equity	541,938	(687,771)		(145,833)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$731,421	$(671,457)		$59,964

(a)	Company has determined that certain Kensington Leasing, Ltd. assets were deemed to be impaired prior to reverse merger. An adjustment was made to reflect such impairment in the effect of reverse merger.
(b)	Company recorded impairment of Wikifamilies SA fixed assets as the assets did not represent future benefit to the Company.
(c)	Company has determined that previously capitalized research and development costs need to be expensed.
(d)	Company has determined that certain legal expenses was not accrued. An adjustment was recorded to accrue previously unaccrued legal expenses.
(e)	Company has determined that advances due from CEO need to be recorded as compensation expense.
(f)	Company has determined that adjustment is necessary to adjust gain on currency translation due to difference in translation rates.
(g)	Company has recorded adjustments to flow accumulated effect of the restatement adjustments made.
(h)	Company has determined that reclassified of certain prepaid expenses from non-current assets to current assets is necessary, as the nature of the assets pertains to current.

The following is a summary of the impact of these restatements on the Company’s Statement of Cash Flows as of December 31, 2011:

	From February 15, 2011 (Wikfamilies SA Inception) to December 31, 2011			From February 15, 2011 (Wikfamilies SA Inception) to December 31, 2011
	As previously reported	Adjustment		As restated

Cash flows from operating activities
Net loss	$(480,837)	$(192,469)	(a)	$(673,306)
Non-cash transactions to reconcile cash used in operations
Depreciation and amortization	22,800	(22,800)	(b)	-
Asset impairment	22,065	1,104	(c)	23,169
Disposal of assets, Allianex business	89,318	(86,919)	(h)	2,399
Cash used in operations
Decrease/(increase) in receivables	(35,708)	110,708	(c)(e)	75,000
Increase/(decrease) in accounts payable	167,885	6,993	(d)	174,878
Decrease/(increase) in prepaid expenses	15,000	(35,708)	(c)	(20,708)
Total cash used in operations	(199,477)	(219,091)		(418,568)

Cash flows from investing activities
Cash advanced to Wikifamilies SA prior to closing	75,000	(75,000)	(e)	–
Purchase of intangible assets	(285,448)	285,448	(f)	–
Purchase of fixed assets	(23,169)	–		(23,169)
Total cash used in investing activities	(233,617)	210,448		(23,169)

Cash from financing activities
Proceeds from the sale of stock	442,284	(160,509)	(g)	281,775
Proceeds from notes payable, related parties	–	170,245	(g)	170,245
Repayment of notes payable, related parties	(6,146)	6,146	(g)	–
Total cash provided by financing activities	436,138	15,882		452,020

Effect of foreign currency exchange rate on cash	20,951	(7,346)	(i)	13,605

INCREASE/(DECREASE) IN CASH	23,995	(107)		23,888

BEGINNING CASH	261	107	(j)	368

ENDING CASH	$24,256	$–		$24,256

(a)	Company has record adjustments to reflect accumulated effect of the restatement adjustments.
(b)	Company has determined that certain Kensington Leasing, Ltd. assets were deemed to be impaired prior to reverse merger. An adjustment was made to reflect such impairment and related depreciation and amortization in the effect of reverse merger
(c)	Company has determined that impairment of Wikifamilies, S.A fixed assets is necessary as the fixed assets do not represent future benefit.
(d)	Company has determined that certain legal expenses was not recorded. An adjustment was made to accrue previously unaccrued legal expenses.
(e)	Company has reclassified cash advanced to Wikifamilies prior to reverse merger to receivables.
(f)	Company has determined that research and development costs previously capitalized need to be expensed. An adjustment was made to reflect the expenditure in net loss.
(g)	Company has determined that certain stock issuance represented settlement of advances due to related party, and certain stock issuance represent issuance prior to reverse merger. Adjustments were made to adjust proceed from stock issuance and advances due to related parties.
(h)	Company has recorded adjustment related to disposal of Allianex assets due to certain assets being deemed as impaired prior to the reverse merger.
(i)	Company has recorded adjustment to adjust gain on currency translation due to difference in translation rates.
(j)	Company has recorded adjustment to adjust beginning cash balance to cash balance immediately prior to reverse merger.

NOTE 18:  SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time this report was filed and has found the following events to report:

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

Although the former Board of Directors changed the Company’s name in the State of Nevada to ClairNET, Ltd., they did so without shareholder approval and they did not change the name of the Company with FINRA or the SEC. Therefore, we refer to the Company solely as Wikifamilies, Inc.

On April 9, 2013 the duly appointed Custodian of the Company appointed Trisha Malone and Larry A. Zielke as Members of the Board of Directors. Ms. Malone was also appointed as Chief Executive Officer, Chief Financial Officer and Secretary of the Company and Mr. Zielke was appointed Vice President and Corporate Counsel.

On April 16, 2013 the Board of Directors elected to issue Convertible Notes to Trisha Malone in the amount of $40,000 for past services rendered, Suprafin, Ltd. for past expenses paid totaling $141,461, and to Walker River Investments Corp. for costs paid for the custodianship proceeding in the amount of $44,177. These notes are convertible into shares of the Corporation’s Common Stock at Fair Value. The Board of Directors of the Corporation determined the Fair Value of its Common Stock to be $.005 per share, the trading price of its Common Stock on the OTC Pink Sheets on April 16, 2013. Trisha Malone requested that her $40,000 note be converted to 8,000,000 shares of Common Stock, and Walker River Investments Corp. requested that their $44,177.40 note be converted to 8,835,480 shares of Common Stock.

Also on April 16, 2013 the Board of Directors granted Trisha Malone 2,000,000 shares of Common Stock valued at $10,000.00 as advance payment for services to be performed as Chief Executive Officer, Chief Financial Officer and Secretary of the corporation and granted Larry A. Zielke 1,000,000 shares of Common Stock valued at $5,000.00 as advance payment for services to be performed as Vice President of the Corporation.

On May 8, 2013, the Company entered into a Share Purchase Agreement with John Pena and JP09 & Associates, Inc. (collectively, “Seller”) pursuant to which the Company shall purchase 60% of the issued and outstanding capital stock (“Shares”) of RC One, Inc., a Nevada corporation (“RC”). The purchase price for the Shares shall be $807,651.16 to be paid as follows: (i) at closing by satisfaction by the Company of a promissory note of Seller owed to the Company in the amount of $207,651.16 including interest; and (ii) in installment payments by the Company of $50,000 per month over the next 12 months commencing on the first month anniversary of the Closing Date and continuing on each subsequent month anniversary for 11 consecutive months.

