Form 10-Q
period 2013-03-31
Wikifamilies, Inc.
filed 2013-08-30
CIK 1454010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______ to ______

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

As of August 30, 2013, the issuer had 41,582,555 shares of common stock (“Common Stock”) issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements of Wikifamilies, Inc. ( the “Company”, “Wikifamilies, Inc.”, “we” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the Commission.

Wikifamilies, Inc.

(A Development Stage Company)

Unaudited Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
ASSETS

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts payable and accrued liabilities	18,254	16,087
Accounts payable and accrued liabilities, related party	40,000	40,000
Due to related party	142,509	142,509
Notes payable to related parties - in default	50,000	50,000
Total Liabilities	250,763	248,596

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 21,747,075 shares issued and outstanding respectively	21,747	21,747
Paid in capital	953,259	953,259
Other comprehensive income/(loss)	27,045	27,045
Deficit accumulated during development stage	(1,252,814)	(1,250,646)
Total Stockholders Equity (Deficit)	(250,763)	(248,596)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$–	$–

See notes to consolidated financial statements.

Wikifamilies, Inc.

(A Development Stage Company)

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012 (restated)	From February 15, 2011 (Inception) to March 31, 2013

Revenue	$–	$–	$–
Cost of goods sold	–	–	–
Gross profit/(loss)	–	–	–

Operating expenses
General and administrative	2,168	77,163	309,446
Legal and accounting	–	66,270	280,465
Marketing	–	–	–
Research and development	–	–	285,448
Depreciation and amortization	–	–	–
Total expenses	2,168	143,433	875,359

Ordinary loss	(2,168)	(143,433)	(875,359)

Realized loss on investments	–		–
Other income/(expense)	–	1,823	(63,056)

Loss from continuing operations	(2,168)	(141,610)	(938,415)
Loss from discontinued operations	–	(123,795)	(314,399)

Net loss	$(2,168)	$(265,405)	$(1,252,814)

Net loss per share
Loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	–	(0.00)
Loss per share	$(0.00)	$(0.01)

Weighted average common shares	21,747,075	47,906,858

See notes to consolidated financial statements.

Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012 (restated)	From February 15, 2011 (Inception) to March 31, 2013

Net loss	$(2,168)	$(265,405)	$(1,252,814)

Gain/(loss) on foreign currency conversion	–	25,122	27,045
Unrealized gain/(loss) on available for sale investment	–	–	–

Total comprehensive loss	$(2,168)	$(240,283)	$(1,225,769)

See notes to consolidated financial statements.

Wikifamilies, Inc.

(A Development Stage Company)

Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012 (restated)	From February 15, 2011 (Inception) to March 31, 2013
Cash flows from operating activities
Net income/(loss)	$(2,168)	$(265,405)	$(1,252,814)

Non-cash transactions to reconcile net loss to cash used in operations
Depreciation and amortization	$–	$–	$24,042
Bad debt	–	–	155,390
Options issued for interest	–	–	37,487
Stock issued for services	–	87,500	–
Disposal of assets, Allianex business	–	–	2,399

Cash provided by operations
Accounts receivable	–	–	75,000
Accounts payable and accrued liabilities	2,168	65,498	62,413
Accounts payable and accrued liabilities related parties	–	–	259,175
Prepaid expenses	–	21,219	11,461
Total cash used in operations	–	(91,188)	(625,447)

Cash flows from investing activities
Purchase of fixed assets	–	–	(24,042)
Total cash used in investing activities	–	–	(24,042)

Cash from financing activities
Stock sales	–	25,000	306,775
Cash surrendered for rescission	–	–	(22,811)
Proceeds from debt related parties	–	52,479	220,245
Advances due to related parties	–	–	117,867
Total cash from financing activities	–	77,479	622,076

Effect if foreign currency exchange rate	–	25,122	27,045

INCREASE (DECREASE) IN CASH	–	11,413	(368)

BEGINNING CASH	–	24,256	368

ENDING CASH	$–	$35,669	$–

Supplemental disclosure of cash flow information:
Interest paid	$–	$–	$5,627
Income taxes paid	$–	$–	$–

Supplemental disclosure of non-cash investing activities:
Effect of reverse merger	$–	$–	$64,582
Common stock issued in acquisition, in shares	–	–	31,500,000
Common stock issued for services, in shares	–	250,000	900,000

See notes to consolidated financial statements.

Wikifamilies, Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

For the period ended March 31, 2013

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

In accordance with ASC 820, the following table presents the Company’s fair value hierarchy for its financial assets (investments) as of March 31, 2013 and December 31, 2012:

Level	March 31, 2013	December 31, 2012
Level 1	-	-
Level 2	-	-
Level 3	-	-

NOTE 6: FIXED ASSETS

In 2012 the Company purchased computer equipment in the amount of $873. The Company determined it was necessary to record an impairment of this asset as of December 31, 2012. The $873 is part of the total asset impairment recorded by the Company for the year ended December 31, 2012.

Asset Classification	March 31, 2013	December 31, 2012

Computer Equipment	$–	$873
	–	873
Less Accumulated Depreciation	–	–
Less Impairment	–	(873)
Net Book Value	$–	$–

NOTE 7:  NOTES PAYABLE

Through March 31, 2013 Suprafin, Ltd. loaned the Company a total of $103,944 for working capital needs and assumed $38,565 in loans due for a total loan balance of $142,509 as of March 31, 2013. These loans were provided at no interest, payable on demand.

On February 14, 2012, Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was originally due on June 30, 2012. On August 17, 2012 Mr. Hudson agreed to extend the due date to March 31, 2013. The loan is currently in default. Should the Company, at its sole discretion, decide that it is not in a financial position to repay said funds in currency, both parties mutually agree that said amount repayable may be converted into common shares of the Company calculated at a rate per share of twenty five cents per share or at eighty percent (80%) of the previous week’s averaged closing price, whichever is the lesser. If the Company does not repay the loan in cash, as a penalty it shall provide Lender with one hundred thousand (100,000) options enabling him to purchase one hundred thousand (100,000) shares of Common Stock at a redemption price of twenty five cents ($.25) per share. Redemption of such options in entirety or in part is at the sole discretion of Lender. By way of interest on such loan, Lender shall be provided with two hundred thousand (200,000) options enabling him to purchase two hundred thousand (200,000) shares of Common Stock at a redemption price of twenty cents ($.20) per share being a total of forty thousand dollars ($40,000). Redemption of such options in entirety or in part is at the sole discretion of Lender. The options shall remain valid for a period of three years from the date of this Agreement, after which they shall become null and void. As the options were in lieu of interest, we recorded an interest expense as of December 31, 2012 of $37,487. The fair value of the options in lieu of interest expenses is valued using Black-Sholes option-pricing model. The loan was not repaid as of March 31, 2013.

NOTE 8:  RELATED PARTY TRANSACTIONS

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

Loans from Thomas Hudson

On February 14, 2012, Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was due on March 31, 2013 and is currently in default. See Note 7: Notes Payable.

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

$40,000 of unpaid accrued salaries remained due to Trisha Malone as of March 31, 2013.

NOTE 9:  STOCK-BASED COMPENSATION

On February 14, 2012, Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was originally due on June 30, 2012. On August 17, 2012 Mr. Hudson agreed to extend the due date to March 31, 2013. Should the Company, at its sole discretion, decide that it is not in a financial position to repay said funds in currency, both parties mutually agree that said amount repayable may be converted into common shares of the Company calculated at a rate per share of twenty five cents per share or at eighty percent (80%) of the previous week’s averaged closing price, whichever is the lesser. If the Company does not repay the loan in cash, as a penalty it shall provide Lender with one hundred thousand (100,000) options enabling him to purchase one hundred thousand (100,000) shares of Common Stock at a redemption price of twenty five cents ($.25) per share. Redemption of such options in entirety or in part is at the sole discretion of Lender. By way of interest on such loan, Lender shall be provided with two hundred thousand (200,000) options enabling him to purchase two hundred thousand (200,000) shares of Common Stock at a redemption price of twenty cents ($.20) per share being a total of forty thousand dollars ($40,000). Redemption of such options in entirety or in part is at the sole discretion of Lender. The options shall remain valid for a period of three years from the date of this Agreement, after which they shall become null and void. The loan was not repaid as of March 31, 2013. As the options were in lieu of interest, we recorded an interest expense at June 30, 2012 of $37,487, the fair value of the options. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model was $0.1874.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used are as follows:

February 14, 2012

Expected dividend yield	0%
Risk-free interest rate	0.40%
Expected volatility	198.60%
Expected option life (in years)	1.5

NOTE 10: INCOME TAXES

The Company incurred net losses for the three months ended March 31, 2013 and therefore had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $1,056,896 and $1,059,064 as of December 31, 2012 and March 31, 2013 respectively. The Company’s loss carry forward will expire beginning in the year 2028.

NOTE 11:  COMMON STOCK

On June 27, 2008, the Company issued 800,000 shares of Common Stock to Angelique de Maison, Chief Executive Officer and Chair of the Board at the time, for setup costs and the Company’s business plan in an amount of $5,000. See Note 8: RELATED PARTY TRANSACTIONS.

In January and February 2009, 513,000 shares of Common Stock were sold to investors at a purchase price of $0.025 per share, for a total of $12,825 in cash. See Note 12: FORWARD SPLIT.

On March 31, 2010, the Company issued 6,000,000 shares of its Common Stock to Ms. de Maison at the price of $0.08 per share, for a total of $480,000 in cash. See Note 8: RELATED PARTY TRANSACTIONS.

On April 9, 2010, the Company entered into an Option Purchase Agreement with Merrimen pursuant to which the Company sold to Merrimen for $200,000 an option to purchase up to 24,000,000 shares of its Common Stock. The Company issued 6,498,128 shares of Common Stock upon exercise of this option in November and December 2010. See Note 8: RELATED PARTY TRANSACTIONS.

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

Pursuant to the Stock Purchase Agreement, dated March 23, 2011, Ms. de Maison purchased 300,000 shares of Common Stock at a purchase price of $.25 per share upon execution of the Stock Purchase Agreement and an additional 600,000 shares of Common Stock at a purchase price of $.25 per share on May 20, 2011 upon closing of the transactions contemplated in the Stock Purchase Agreement. On September 1, 2011, the Company issued an additional 742,947 shares of Common Stock to Angelique de Maison at a purchase price of $.25 per share for monthly installment payments in accordance with this Stock Purchase Agreement. 300,000 shares were issued for cash at $0.25, and 442,947shares valued at $0.25 per share were issued to settle $110,737 in advances due to Ms. de Maison. See NOTE 8: RELATED PARTY TRANSACTIONS.

On May 20, 2011 the Company issued 31,500,000 shares of Common Stock to the shareholders of Wikifamilies SA upon closing of the Exchange Agreement with Wikifamilies SA as described in NOTE 4: WIKIFAMLIES ACQUISITION.

On January 10, 2012 Kirkland Trading SA purchased 100,000 shares of Common Stock for $.25 per share for a total of $25,000.

On February 7, 2012 the Company issued 150,000 restricted shares of Common Stock to Mr. Hudson and 100,000 shares of Common Stock to Mr. Brown. Market value on the day of the grants was $0.35 per share. The value of these shares at the market price was recorded as compensation expense. See NOTE 8: RELATED PARTY TRANSACTIONS.

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

NOTE 13:  NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

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

NOTE 14:  RESTATEMENT

The Company has identified impairment charges and other adjustments which required the restatement of amounts previously reported on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows as of March 31, 2012.

The following is a summary of the impact of these restatements on the Company’s Consolidated Statements of Operations as of March 31, 2012:

	March 31, 2012			March 31, 2012
	As previously reported	Error correction		As restated

Revenue	$–	$–		$–
Gross profit	–	–		–

Operating expenses
General and administrative	113,178	(36,015	)(c)	77,163
Legal and accounting	69,174	(2,904	)(c)	66,270
Marketing	14,731	(14,731	)(c)	–
Research and development	–	–	(a)(c)	–
Depreciation and amortization	840	(840	)(b)	–
Total expenses	197,923	(54,490)		143,433

Other expense	(392)	(1,431)		(1,823)

Ordinary loss from continued operations	(197,531)	55,921		(141,610)
Loss from discontinued operations	–	(123,795	)(c)	(123,795)

Net loss	$(197,531)	$(67,874)		$(265,405)

(a ) Expense research and development costs previously capitalized.
(b) Reverse depreciation on discontinued operation assets as they were deemed impaired prior to reverse meger and reclass.
(c ) Reclass Wikifamilies SA expenses to loss from discontinued operations.

The following is a summary of the impact of these restatements on the Company’s Consolidated Balance Sheet as of March 31, 2012:

	March 31, 2012			March 31, 2012
	As previously reported	Error correction		As restated
ASSETS
Current Assets
Cash	$35,669	$–		$35,669
Prepaid expenses		14,489	(h)	14,489
Total current assets	35,669	14,489		50,158

Non-Current Assets
Note receivable	155,000	(155,000)	(a)	–
Investments	123,632	(123,632)	(a)	–
Prepaid expenses	99,489	(99,489)	(a)	–
Fixed asset, net	16,537	(16,537)	(b)	–
Intangible assets, net of impairment	359,162	(359,162)	(a)(c)	–
Total non-current assets	753,820	(753,820)		–

TOTAL ASSETS	$789,489	$(739,331)		$50,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$237,300	$9,354	(d)	246,654
Notes payable - related party	70,160	6,960	(e)	77,120
Total liabilities	307,460	16,314		323,774

Stockholders' Equity
Common stock, $.001 par value, 100,000,000 shares authorized, 48,022,075 issued and outstanding	48,022	–		48,022
Paid in capital	1,066,301	(487,955)	(a)(f)	578,346
Other comprehensive income	46,074	(7,347)	(f)	38,727
Deficit accumulated during development stage	(678,368)	(260,343)	(g)	(938,711)
Total stockholders' equity	482,029	(755,645)		(273,616)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$789,489	$(739,331)		$50,158

(a) Impair Kensington Leasing assets that were deemed to be impaired prior to reverse merger.
(b) Impair Wikifamilies SA fixed assets due to lack of future benefit to the Company.
(c) Expense research and development costs previously capitalized.
(d) Accrue previously unaccrued legal expenses.
(e) Write off advances due from CEO as compensation expense.
(f) Adjust gain on currency translation due to difference in translation rates.
(g) Record adjustments made to the Statement of Operations.
(h) Reclass current portion of prepaid expenses.

The following is a summary of the impact of these restatements on the Company’s Statement of Cash Flows as of March 31, 2012:

	March 31, 2012			March 31, 2012
	As previously reported	Error correction		As restated

Cash flows from operating activities
Net loss	$(197,531)	$(67,874	)(a)	$(265,405)
Non-cash transactions to reconcile cash used in operations
Depreciation and amortization	840	(840	)(b)	–
Stocks issued for services	87,500	–		87,500
Cash used in operations				–
Increase/(decrease) in accounts payable	65,499	–		65,499
Decrease/(increase) in prepaid expenses	21,219	–		21,219
Total cash used in operations	(22,473)	(68,714)		(91,187)

Cash flows from investing activities
Purchase of intangible assets	(68,714)	68,714	(c)	–
Total cash used in investing activities	(68,714)	68,714		–

Cash from financing activities
Proceeds from the sale of stock	25,000	–		25,000
Proceeds from notes payable, related parties	52,479	–		52,479
Total cash provided by financing activities	77,479	–		77,479

Effect of foreign currency exchange rate on cash	25,122	–		25,122

INCREASE/(DECREASE) IN CASH	11,414	–		11,414

BEGINNING CASH	24,256	–		24,256

ENDING CASH	$35,670	$–		$35,670

(a) Record adjustments made to the Statements of Operations.
(b) Reverse depreciation on discontinued operation assets as they were deemed impaired prior to reverse merger and reclass amortization to discontinued operations.
(c) Research and development costs previously capitalized now reflected in net loss.

NOTE 15:  SUBSEQUENT EVENTS

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

On May 8, 2013, the Company entered into a Share Purchase Agreement with John Pena and JP09 & Associates, Inc. (collectively, “Seller”) pursuant to which the Company shall purchase 60% of the issued and outstanding capital stock (“Shares”) of RC One, Inc., a Nevada corporation (“RC”). The purchase price for the Shares shall be $807,651 to be paid as follows: (i) at closing by satisfaction by the Company of a promissory note of Seller owed to the Company in the amount of $207,651 including interest; and (ii) in installment payments by the Company of $50,000 per month over the next 12 months commencing on the first month anniversary of the Closing Date and continuing on each subsequent month anniversary for 11 consecutive months.

On August 27, 2013, the Company held a Special Meeting of Shareholders.  At the Special Meeting, the matters set forth below were put forth to a vote of its shareholders, and passed with the following final tally of votes of shares voted for, against or withheld as set forth.

After review and tabulation, the ballots and proxies cast for and against, and those abstaining for approval of the change in the Corporation’s name from Wikifamilies, Inc. to GEPCO, Ltd. are:

For:	32,531,053
Against:	361,844
Abstain:	229,677

After review and tabulation, the ballots and proxies cast for and against, and those abstaining for approval of an amendment to the Corporation’s Articles of Incorporation, to increase the number of authorized shares of Common Stock, from 100 million to 250 million, are:

For:	30,208,506
Against:	2,693,952
Abstain:	148,116

After review and tabulation, the ballots and proxies cast for and against, and those abstaining for approval of an amendment to the Company’s Articles of Incorporation, to create 15 million shares of blank check preferred stock are:

For:	23,041,186
Against:	1,356,817
Abstain:	105,500

After review and tabulation, the ballots and proxies cast for and against, and those abstaining, the ratification of appointment of two current directors of the Corporation are:

Trisha Malone:

For:	24,148,902
Against:	229,984
Abstain:	124,617

Larry Zielke:

For:	24,107,923
Against:	196,373
Abstain:	199,207

Item 2:  Management’s Discussion and Analysis or Plan of Operation

References in the Report to the “Company”, “we”, “us” or “our” refer to Wikifamilies, Inc., a Nevada corporation, and its former consolidated subsidiaries, Allianex Corp. and Wikifamilies SA. In the context of Common Stock, notes and other securities, references to the “Company” mean Wikifamilies, Inc. unless otherwise stated. The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 filed with the Securities and Exchange Commission.

Forward Looking Statements

This discussion and the accompanying financial statements (including the notes thereto) may contain “forward-looking statements” that relate to future events or our future financial performance, which are made pursuant to the safe harbor provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward- looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012. For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

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

No Comparable Information

There is no relevant comparable historic financial information for the current quarter ended March 31, 2013 and the three months ended March 31, 2012, as with the Wikifamilies SA Rescission Agreement Wikifamilies SA is no longer a subsidiary of the Company. Therefore, limited information is provided in our Results of Operations section below.

Results of Operations

Our results of operations for the three months ended March 31, 2012 include our prior business which was discontinued and disposed of effective September 8, 2012. As a result of this disposal, results of operations of Wikifamilies SA are accounted for as discontinued operations for the prior year.

During the three ended March 31, 2013 and March 31, 2012 respectively we incurred $2,168 and $143,433 in operating expenses respectively. We recognized losses on our discontinued operations in the amount of $123,795 for the three months ended March 31, 2012.

Revenues

There were no revenues generated during the three ended March 31, 2013.

We do not expect to generate any revenues until we identify and acquire an operating subsidiary.

General and Administrative

For the three months ended March 31, 2013, general and administration expenses were $2,168. The expenses were incurred in connection with the administrative costs related to being a public reporting company.

We expect general and administrative expenses for the balance of the year ending December 31, 2013 to increase somewhat but to remain minimal until we identify and acquire an operating subsidiary as we are currently a shell company.

Legal and Accounting

For the three months ended March 31, 2013, legal and accounting expenses were $0 as the prior management had abandoned the Company. We began to incur legal and accounting expenses again in the second quarter of 2013. These expenses include corporate legal, accounting, shareholder and SEC filing expenses incurred in connection with our status as a public reporting company.

We expect legal and accounting expenses for the balance of the year ending December 31, 2013 to increase somewhat but to remain minimal until we identify and acquire an operating subsidiary as we are currently a shell company.

Other Income/Expense

For the three months ended March 31, 2013 other expense was $0.

Net Income/Loss

For the three months ended March 31, 2013, net loss was $2,168. Net loss resulted from incurring operational expenses without generating revenue.

Liquidity and Capital Resources

At March 31, 2013 we had no cash or cash equivalents. At March 31, 2013, we had a working capital deficit of $250,763.

For the three months ended March 31, 2013, we used no cash from operations which was derived from net loss of $2,168, decreased by changes in operating assets and liabilities of $2,168.

As of March 31, 2013, we did not have any significant commitments for capital expenditures.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Custodian, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Custodian concluded that as of March 31, 2013, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

The acquisition of Wikifamilies SA and the integration of that business with the Company and the subsequent disposal of Wikifamilies SA has materially affected or is reasonably likely to materially affect our internal control over financial reporting during the quarter ended March 31, 2013.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instances Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 30, 2013	WIKIFAMILIES, INC.

	By:	/s/ Trisha Malone
Trisha Malone Chief Executive Officer, Chief Financial Officer and Secretary

