Form 10-Q
period 2013-06-30
Wikifamilies, Inc.
filed 2013-09-19
CIK 1454010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________  to ____________

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

As of September 16, 2013, the issuer had 41,582,555 shares of common stock (“Common Stock”) issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements of Wikifamilies, Inc. ( the “Company”, “Wikifamilies, Inc.”, “we” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Commission.

Wikifamilies, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts payable and accrued liabilities	18,821	16,087
Accounts payable and accrued liabilities, related party	–	40,000
Convertible notes (net of discount of $130,167 and nil respectively)	11,294	–
Advances payable	25,972	142,509
Notes payable to related parties - in default	50,000	50,000
Total Liabilities	106,087	248,596

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized,41,582,555 and 21,747,075 shares issued and outstanding respectively	41,583	21,747
Paid in capital	1,271,333	953,259
Other comprehensive income/(loss)	27,045	27,045
Deficit accumulated during development stage	(1,446,048)	(1,250,646)
Total Stockholders Equity (Deficit)	(106,087)	(248,596)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$–	$–

See notes to consolidated financial statements.

Wikifamilies, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012 (Restated)	Six Months Ended June 30, 2012 (Restated)	From February 15, 2011 (Inception) to June 30, 2013

Revenue	$–	$–	$–	$–	$–
Cost of goods sold	–	–	–	–	–
Gross profit/(loss)	–	–	–	–	–

Operating expenses
General and administrative	18,677	20,845	22,934	100,097	328,122
Legal and accounting	80,693	80,693	8,833	75,103	361,158
Research and development	–	–	–	–	285,448
Total expenses	99,370	101,538	31,767	175,200	974,728

Ordinary loss	(99,370)	(101,538)	(31,767)	(175,200)	(974,728)

Interest expense	(93,865)	(93,865)			(93,865)
Other income/(expense)	–	–	(36,253)	(37,292)	(63,056)

Loss from continuing operations	(193,235)	(195,403)	(70,882)	(212,492)	(1,131,649)
Loss from discontinued operations	–	–	(214,242)	(338,037)	(314,399)

Net loss	$(193,235)	$(195,403)	$(285,124)	$(550,529)	$(1,446,048)

Net loss per share
Loss from continuing operations	$(0.01)	$(0.01)	$(0.00)	$(0.01)
Loss from discontinued operations	–	–	(0.00)	(0.01)
Loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares	38,312,970	30,075,785	48,118,778	39,254,367

See notes to consolidated financial statements.

Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012 (Restated)	Six Months Ended June 30, 2012 (Restated)	From February 15, 2011 (Inception) to June 30, 2013

Net loss	$(193,235)	$(195,403)	$(285,124)	$(550,529)	$(1,446,048)

Gain/(loss) on foreign currency conversion	–	–	9,270	13,440	27,045

Total comprehensive loss	$(193,235)	$(195,403)	$(275,854)	$(537,089)	$(1,419,003)

See notes to consolidated financial statements.

Wikifamilies, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012 (Restated)	From February 15, 2011 (Wikfamilies SA Inception) to June 30, 2013
Cash flows from operating activities
Net income/(loss)	$(195,403)	$(550,529)	$(1,446,048)

Non-cash transactions to reconcile cash used in operations
Depreciation and amortization	$–	$–	$24,042
Bad debt	–	–	155,390
Imputed interest	2,907	–	2,907
Options issued for interest	–	37,487	37,487
Stock issued for services	29,700	101,490	29,700
Amortization of debt discount	90,958	–	90,958
Disposal of assets, Allianex business	–	–	2,399

Cash used in operations
Accounts receivable	–	–	75,000
Accounts payable and accrued liabilities	46,913	54,540	107,158
Accounts payable and accrued liabilities related parties	–	161,675	259,175
Prepaid expenses	–	32,169	11,461
Total cash used in operations	(24,925)	(163,168)	(650,371)

Cash flows from investing activities
Purchase of fixed assets	–	–	(24,042)
Total cash used in investing activities	–	–	(24,042)

Cash from financing activities
Stock sales	–	25,000	306,775
Cash surrendered for rescission	–	–	(22,811)
Advances due to third party	24,925		24,925
Proceeds from debt related parties	–	50,000	220,245
Advances due to related parties	–	73,284	117,867
Total cash from financing activities	24,925	148,284	647,001

Effect if foreign currency exchange rate	–	13,440	27,045

INCREASE (DECREASE) IN CASH	–	(1,445)	(368)

BEGINNING CASH	–	24,256	368

ENDING CASH	$–	$22,811	$–

Supplemental disclosure of cash flow information:
Interest paid	$–	$–	$5,627
Income taxes paid	$–	$–	$–

Supplemental disclosure of non-cash investing activities:
Effect of reverse merger	$–	$–	$64,582
Transfer of AP and advances to convertible notes	225,638	–	225,638

See notes to consolidated financial statements.

Wikifamilies, Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

For the period ended June 30, 2013

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

On May 8, 2013, the Company entered into a Share Purchase Agreement with John Pena and JP09 & Associates, Inc. (collectively, “Seller”) pursuant to which the Company shall purchase 60% of the issued and outstanding capital stock (“Shares”) of RC One, Inc., a Nevada corporation (“RC”). The purchase price for the Shares shall be $807,651 to be paid as follows: (i) at closing by satisfaction by the Company of a promissory note of Seller owed to the Company in the amount of $207,651 including interest; and (ii) in installment payments by the Company of $50,000 per month over the next 12 months commencing on the first month anniversary of the Closing Date and continuing on each subsequent month anniversary for 11 consecutive months. The transaction was scheduled to close no later than August 31, 2013 per the Share Purchase Agreement. This transaction has not been closed as of the date of this filing and the Company is unsure if or when the transaction will close.

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

Beneficial Conversion Feature of Convertible Notes Payable

The convertible feature of certain of our convertible notes payable provides for a rate of conversion that was at market value at the time of issuance but below market value at market close on the same day. Such feature is normally characterized as a “Beneficial Conversion Feature” (“BCF”). Pursuant to Accounting Standards Codification Topic 470-20-25 “Debt” (ASC 470-20-25), the estimated fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to accretion of convertible debt discount over the term of the notes (or conversion of the notes, if sooner).

At June 30, 2013 the Company recorded a debt discount of $221,125. During the three months ended June 30, 2013, the Company recorded amortization of the BCF in connection with convertible notes with a principal value of $225,638 in the amount of $90,958. This amount has been reported as a component of interest expense in the consolidated statement of operations. The debt discount balance at June 30, 2013 was $130,167 net of amortization.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2013.

In accordance with ASC 820, the following table presents the Company’s fair value hierarchy for its financial assets (investments) as of June 30, 2013 and December 31, 2012:

Level	June 30, 2013	December 31, 2012
Level 1	-	-
Level 2	-	-
Level 3	-	-

NOTE 6: FIXED ASSETS

In 2012 the Company purchased computer equipment in the amount of $873. The Company determined it was necessary to record an impairment of this asset as of December 31, 2012. The $873 is part of the total asset impairment recorded by the Company for the year ended December 31, 2012.

Asset Classification	June 30, 2013	December 31, 2012

Computer Equipment	$–	$873
	–	873
Less Accumulated Depreciation	–	–
Less Impairment	–	(873)
Net Book Value	$–	$–

NOTE 7:  NOTES PAYABLE

Through June 30, 2013 Suprafin, Ltd. loaned the Company a total of $103,944 for working capital needs and assumed $38,565 in loans due for a total loan balance of $142,509 as of June 30, 2013. These loans were provided at no interest, payable on demand. On April 16, 2013 the Board of Directors elected to issue a Convertible Note to Suprafin, Ltd. for loans for past expenses paid totaling $141,461, the total amount due to Suprafin, Ltd. as of April 16, 2013. This note is convertible into shares of the Company’s Common Stock at $.005 per share.

Through June 30, 2013 Sunatco, Ltd. loaned the Company a total of $24,925 for working capital needs. These loans were provided at no interest, payable on demand.

On February 14, 2012, Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was originally due on June 30, 2012. On August 17, 2012 Mr. Hudson agreed to extend the due date to June 30, 2013. The loan is currently in default. Should the Company, at its sole discretion, decide that it is not in a financial position to repay said funds in currency, both parties mutually agree that said amount repayable may be converted into common shares of the Company calculated at a rate per share of twenty five cents per share or at eighty percent (80%) of the previous week’s averaged closing price, whichever is the lesser. If the Company does not repay the loan in cash, as a penalty it shall provide Lender with one hundred thousand (100,000) options enabling him to purchase one hundred thousand (100,000) shares of Common Stock at a redemption price of twenty five cents ($.25) per share. Redemption of such options in entirety or in part is at the sole discretion of Lender. By way of interest on such loan, Lender shall be provided with two hundred thousand (200,000) options enabling him to purchase two hundred thousand (200,000) shares of Common Stock at a redemption price of twenty cents ($.20) per share being a total of forty thousand dollars ($40,000). Redemption of such options in entirety or in part is at the sole discretion of Lender. The options shall remain valid for a period of three years from the date of this Agreement, after which they shall become null and void. As the options were in lieu of interest, we recorded an interest expense as of December 31, 2012 of $37,487. The fair value of the options in lieu of interest expenses is valued using Black-Sholes option-pricing model. The loan was not repaid as of June 30, 2013.

NOTE 8:  CONVERTIBLE NOTES

On April 16, 2013 the Board of Directors elected to issue Convertible Notes to Trisha Malone in the amount of $40,000 for past services rendered which had been previously been recorded as accrued salaries, see Note 9: RELATED PARTY TRANSACTIONS, to Walker River Investments Corp. for costs paid for the custodianship proceeding in the amount of $44,177, and to Suprafin, Ltd. in the amount of $141,461 for past expenses paid on behalf of the Company which had previously been recorded as note payable, see Note 7: NOTES PAYABLE. These Convertible Notes are convertible into shares of the Company’s Common Stock at $.005 per share. The Company evaluated beneficial conversion feature as of issuance date of the Convertible Notes and recorded debt discount in the amount of $221,125. Debt discount is amortized over term of the Convertible Notes or at conversion of the note if earlier.

On April 16, 2013 Trisha Malone requested that her $40,000 Convertible Note be converted to 8,000,000 shares of Common Stock, and Walker River Investments Corp. requested that their $44,177 Convertible Note be converted to 8,835,480 shares of Common Stock. As these Convertible Notes were converted within the conversion term, there was no gain or loss on the conversion. The Company imputed interest at 10% per annum on the Convertible Note for Suprafin, Ltd. Imputed interest in the amount of $2,907 was recorded as additional paid in capital as of June 30, 2013. For the six months ended June 30, 2013, the Company recorded debt discount amortization expenses of $90,958.

NOTE 9:  RELATED PARTY TRANSACTIONS

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

On April 16, 2013 the Board of Directors elected to issue Convertible Notes to Trisha Malone in the amount of $40,000 for past services rendered, Suprafin, Ltd. for past expenses paid totaling $141,461, and to Walker River Investments Corp. for costs paid for the custodianship proceeding in the amount of $44,177. These notes are convertible into shares of the Company’s Common Stock $.005 per share. Trisha Malone requested that her $40,000 note be converted to 8,000,000 shares of Common Stock, and Walker River Investments Corp. requested that their $44,177 note be converted to 8,835,480 shares of Common Stock.

Also on April 16, 2013 the Board of Directors granted Trisha Malone 2,000,000 shares of Common Stock valued at $19,800 as advance payment for services to be performed as Chief Executive Officer, Chief Financial Officer and Secretary of the corporation and granted Larry A. Zielke 1,000,000 shares of Common Stock valued at $9,900 as advance payment for services to be performed as Vice President of the Corporation.

Capital Contribution

On November 29, 2009, Ms. de Maison gifted the URL “sendaprayer.com” to the Company. This asset was originally recorded at the cost incurred by Ms. de Maison to purchase the URL.

Loans from Thomas Hudson

On February 14, 2012, Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was due on June 30, 2013 and is currently in default. See Note 7: Notes Payable.

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

On April 16, 2013 the Board of Directors elected to issue a Convertible Note to Trisha Malone in the amount of $40,000 for accrued salaries for past services rendered and on the same day Trisha Malone requested that her Convertible Note be converted to shares of Common Stock. As of June 30, 2013 there were no accrued salaries due.

NOTE 10:  STOCK-BASED COMPENSATION

On February 14, 2012, Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was originally due on June 30, 2012. On August 17, 2012 Mr. Hudson agreed to extend the due date to June 30, 2013. Should the Company, at its sole discretion, decide that it is not in a financial position to repay said funds in currency, both parties mutually agree that said amount repayable may be converted into common shares of the Company calculated at a rate per share of twenty five cents per share or at eighty percent (80%) of the previous week’s averaged closing price, whichever is the lesser. If the Company does not repay the loan in cash, as a penalty it shall provide Lender with one hundred thousand (100,000) options enabling him to purchase one hundred thousand (100,000) shares of Common Stock at a redemption price of twenty five cents ($.25) per share. Redemption of such options in entirety or in part is at the sole discretion of Lender. By way of interest on such loan, Lender shall be provided with two hundred thousand (200,000) options enabling him to purchase two hundred thousand (200,000) shares of Common Stock at a redemption price of twenty cents ($.20) per share being a total of forty thousand dollars ($40,000). Redemption of such options in entirety or in part is at the sole discretion of Lender. The options shall remain valid for a period of three years from the date of this Agreement, after which they shall become null and void. The loan was not repaid as of June 30, 2013. As the options were in lieu of interest, we recorded an interest expense at June 30, 2012 of $37,487, the fair value of the options. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model was $0.1874.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used are as follows:

February 14, 2012

Expected dividend yield	0%
Risk-free interest rate	0.40%
Expected volatility	198.60%
Expected option life (in years)	1.5

NOTE 11: INCOME TAXES

The Company incurred net losses for the six months ended June 30, 2013 and therefore had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $1,056,896 and $1,128,734 as of December 31, 2012 and June 30, 2013 respectively. The Company’s loss carry forward will expire beginning in the year 2028.

NOTE 12:  COMMON STOCK

On June 27, 2008, the Company issued 800,000 shares of Common Stock to Angelique de Maison, Chief Executive Officer and Chair of the Board at the time, for setup costs and the Company’s business plan in an amount of $5,000. See Note 9: RELATED PARTY TRANSACTIONS.

In January and February 2009, 513,000 shares of Common Stock were sold to investors at a purchase price of $0.025 per share, for a total of $12,825 in cash. See Note 13: FORWARD SPLIT.

On March 31, 2010, the Company issued 6,000,000 shares of its Common Stock to Ms. de Maison at the price of $0.08 per share, for a total of $480,000 in cash. See Note 9: RELATED PARTY TRANSACTIONS.

On April 9, 2010, the Company entered into an Option Purchase Agreement with Merrimen pursuant to which the Company sold to Merrimen for $200,000 an option to purchase up to 24,000,000 shares of its Common Stock. The Company issued 6,498,128 shares of Common Stock upon exercise of this option in November and December 2010. See Note 9: RELATED PARTY TRANSACTIONS.

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

Pursuant to the Stock Purchase Agreement, dated March 23, 2011, Ms. de Maison purchased 300,000 shares of Common Stock at a purchase price of $.25 per share upon execution of the Stock Purchase Agreement and an additional 600,000 shares of Common Stock at a purchase price of $.25 per share on May 20, 2011 upon closing of the transactions contemplated in the Stock Purchase Agreement. On September 1, 2011, the Company issued an additional 742,947 shares of Common Stock to Angelique de Maison at a purchase price of $.25 per share for monthly installment payments in accordance with this Stock Purchase Agreement. 300,000 shares were issued for cash at $0.25, and 442,947shares valued at $0.25 per share were issued to settle $110,737 in advances due to Ms. de Maison. See NOTE 9: RELATED PARTY TRANSACTIONS.

On May 20, 2011 the Company issued 31,500,000 shares of Common Stock to the shareholders of Wikifamilies SA upon closing of the Exchange Agreement with Wikifamilies SA as described in NOTE 4: WIKIFAMLIES ACQUISITION.

On January 10, 2012 Kirkland Trading SA purchased 100,000 shares of Common Stock for $.25 per share for a total of $25,000.

On February 7, 2012 the Company issued 150,000 restricted shares of Common Stock to Mr. Hudson and 100,000 shares of Common Stock to Mr. Brown. Market value on the day of the grants was $0.35 per share. The value of these shares at the market price was recorded as compensation expense. See NOTE 9: RELATED PARTY TRANSACTIONS.

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

On April 16, 2013 the Board of Directors elected to issue Convertible Notes to Trisha Malone in the amount of $40,000 for past services rendered, Suprafin, Ltd. for past expenses paid totaling $141,461, and to Walker River Investments Corp. for costs paid for the custodianship proceeding in the amount of $44,177. These notes are convertible into shares of the Company’s Common Stock $.005 per share. Trisha Malone requested that her $40,000 note be converted to 8,000,000 shares of Common Stock, and Walker River Investments Corp. requested that their $44,177 note be converted to 8,835,480 shares of Common Stock.

Also on April 16, 2013 the Board of Directors granted Trisha Malone 2,000,000 shares of Common Stock valued at $19,800 as advance payment for services to be performed as Chief Executive Officer, Chief Financial Officer and Secretary of the corporation and granted Larry A. Zielke 1,000,000 shares of Common Stock valued at $9,900 as advance payment for services to be performed as Vice President of the Corporation.

NOTE 13:  FORWARD SPLIT

Effective May 1, 2009, the Company effected a 40-1 forward split of its common share capital.

NOTE 14:  NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 15:  RESTATEMENT

The Company has identified impairment charges and other adjustments which required the restatement of amounts previously reported on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows as of June 30, 2012.

The following is a summary of the impact of these restatements on the Company’s Consolidated Statements of Operations as of June 30, 2012:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2012	Six Months Ended June 30, 2012			Six Months Ended June 30, 2012
	As previously reported	Error correction		As restated	As previously reported	Error correction		As restated

Revenue	$–	$–		$–	$–	$–		$–
Gross profit	–	–		–	–	–		–

Operating expenses
General and administrative	118,275	(95,341)	(c)	22,934	231,453	(131,356)	(c)	100,097
Legal and accounting	45,187	(36,354)	(c)	8,833	114,361	(39,258)	(c)	75,103
Marketing	23,105	(23,105)	(c)	–	37,836	(37,836)	(c)	–
Research and development	60,000	(60,000)	(a)(c)	–	60,000	(60,000)	(a)(c)	–
Depreciation and amortization	20,467	(20,467)	(b)	–	21,307	(21,307)	(b)	–
Total expenses	267,034	(235,267)		31,767	464,957	(289,757)		175,200

Other expense	197,684	(161,431)	(d)	36,253	197,292	(160,000)	(d)	37,292

Ordinary loss from continued operations	(464,718)	393,836		(70,882)	(662,249)	449,757		(212,492)
Loss from discontinued operations	–	(214,242)	(c)	(214,242)	–	(338,037)	(c)	(338,037)

Net loss	$(464,718)	$179,594		$(285,124)	$(662,249)	$111,720		$(550,529)

Gain/(loss) on foreign currency conversion	9,270	–		9,270	13,440	–		13,440
Unrealized gain/(loss) on available for sale investment	(102,382)	102,382	(d)	–	(102,382)	102,382	(d)	–

Total comprehensive loss	$(557,830)	$281,976		$(275,854)	$(751,191)	$214,102		$(537,089)

(a ) Expense research and development costs previously capitalized.

(b)  Reverse depreciation on discontinued operation assets as they were deemed impaired prior to reverse merger and reclass.

(c) Reclass Wikifamilies SA expenses to loss from discontinued operations.

(d) Reverse impairments made in 2012 deemed to be impaired prior to the reverse merger in 2011.

The following is a summary of the impact of these restatements on the Company’s Statement of Cash Flows as of June 30, 2012:

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2012
	As previously reported	Error correction		As restated

Cash flows from operating activities
Net loss	$(662,249)	$111,720	(a)	$(550,529)
Non-cash transactions to reconcile cash used in operations
Depreciation and amortization	21,307	(21,307)	(b)	–
Bad debt	155,000	(155,000)	(d)	–
Asset impairment	5,000	(5,000)		–
Stocks issued for services	101,490	–		101,490
Stocks due for interest	37,487	–		37,487
Disposal of assets, Allianex business	–	–		–
Cash used in operations				–
Increase/(decrease) in accounts payable	54,540	–		54,540
Increase/(decrease) in accrued expenses related party	161,675	–		161,675
Decrease/(increase) in prepaid expenses	32,169	–		32,169
Total cash used in operations	(93,581)	(69,587)		(163,168)

Cash flows from investing activities
Purchase of fixed assets	(873)	873	(b)	–
Purchase of intangible assets	(68,714)	68,714	(c)	–
Total cash used in investing activities	(69,587)	69,587		–

Cash from financing activities
Proceeds from the sale of stock	25,000	–		25,000
Advances due to related parties	73,284	–		73,284
Proceeds from notes payable, related parties	50,000	–		50,000
Total cash provided by financing activities	148,284	–		148,284

Effect of foreign currency exchange rate on cash	13,440	–		13,440

INCREASE/(DECREASE) IN CASH	(1,445)	–		(1,445)

BEGINNING CASH	24,256	–		24,256

ENDING CASH	$22,811	$–		$22,811

(a)  Record adjustments made to the Statements of Operations.

(b)  Reverse depreciation on discontinued operation assets as they were deemed impaired prior to reverse merger and reclass amortization to discontinued operations.

(c)  Research and development costs previously capitalized now reflected in net loss.

(d) Reverse impairments made in 2012 deemed to be impaired prior to the reverse merger in 2011.

The following is a summary of the impact of these restatements on the Company’s Consolidated Balance Sheet as of June 30, 2012:

	As of June 30, 2012			As of June 30, 2012
	As previously reported	Error correction		As restated
ASSETS
Current Assets
Cash	$22,811	$–		$22,811
Prepaid expenses	–	3,539	(h)	3,539
Total current assets	22,811	3,539		26,350

Non-Current Assets
Note receivable	–	–	(a)	–
Investments	21,250	(21,250)	(a)	–
Prepaid expenses	88,539	(88,539)	(a)	–
Fixed asset, net	14,651	(14,651)	(b)	–
Intangible assets, net of impairment	336,454	(336,454)	(a)(c)	–
Total non-current assets	460,894	(460,894)		–

TOTAL ASSETS	$483,705	$(457,355)		$26,350

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$128,841	$9,354	(d)	138,195
Accrued officers salaries	259,175	–		259,175
Advances due to related parties	90,965	6,960	(e)	97,925
Notes payable - related party	50,000	–		50,000
Total liabilities	528,981	16,314		545,295

Stockholders' Equity
Common stock, $.001 par value, 100,000,000 shares authorized,48,122,075 issued and outstanding	48,122	–
Paid in capital	1,117,678	(487,955)	(a)(f)	629,723
Other comprehensive income	(67,990)	95,035	(f)(i)	27,045
Deficit accumulated during development stage	(1,143,086)	(80,749)	(g)	(1,223,835)
Total stockholders' equity	(45,276)	(473,669)		(518,945)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$483,705	$(457,355)		$26,350

(a)  Impair Kensington Leasing assets that were deemed to be impaired prior to reverse merger.

(b)  Impair Wikifamilies SA fixed assets due to lack of future benefit.

(c) Expense research and development costs previously capitalized.

(d)  Accrue previously unaccrued legal expenses.

(e) Write off advances due from CEO as compensation expense.

(f)  Adjust gain on currency translation due to difference in translation rates.

(g) Record adjustments made to the Statements of Operations.

(h) Reclass current portion of prepaid expenses.

(i)  Reverse impairments made in 2012 deemed to be impaired prior to the reverse merger in 2011.

NOTE 16:  SUBSEQUENT EVENTS

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
21

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

As a result of the Nevada court appointment of Trisha Malone as receiver of the Company in February 2013, we seek to embark on a new business plan unrelated to the business plans of either Wikifamilies or Clairnet. In order to signify a strong break from the previous two business plans, the board has determined to change the name of the Company, and it should be noted that the name “GEPCO” is merely the arbitrary arrangement of the initials of family members of principals of the Company and has no significance relevant to the Company’s business plan. Our current business plan contemplates the accretive acquisitions of various businesses related to electronic marketing, promotions and media. We are presently conducting due diligence on our first acquisition, which is purchase of RC One, Inc., a Nevada corporation, which is in the business of promoting mixed martial arts (“MMA”) events in Southern California, through its website www.respectinthecage.com and a series of Respect in the Cage events. Since 2009 Respect in the Cage has been bringing Southern California MMA events and has grown into a prominent MMA organization in that area. With an average of 10 fights a year, Respect in the Cage aims to promote MMA with events that bring a nightclub atmosphere with a Hollywood “vibe” to the spectator sport. Our plan is to continue growing the Respect in the Cage business beyond the current 10 fights per year and to use this business as a platform to generate cash flow and then acquire additional accretive and synergistic businesses as opportunities arise. This transaction was scheduled to close no later than August 31, 2013 per the Share Purchase Agreement. This transaction has not been closed as of the date of this filing and the Company is unsure if or when the transaction will close.

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

No Comparable Information

There is no relevant comparable historic financial information for the three and six months ended June 30, 2013 and the three and six months ended June 30, 2012, as with the Wikifamilies SA Rescission Agreement Wikifamilies SA is no longer a subsidiary of the Company. Therefore, limited information is provided in our Results of Operations section below.

Results of Operations

Our results of operations for the three and six months ended June 30, 2012 include our prior business which was discontinued and disposed of effective September 8, 2012. As a result of this disposal, results of operations of Wikifamilies SA are accounted for as discontinued operations for the prior year.

During the three and six months ended June 30, 2013 we incurred $99,370 and $101,538 in operating expenses respectively compared to $31,767 and $175,200 for the three and six months ended June 30, 2012 respectively. We recognized losses on our discontinued operations in the amount of $214,242 and 338,037 for the three and six months ended June 30, 2012 respectively.

Revenues

There were no revenues generated during the three and six months ended June 30, 2013.

We do not expect to generate any revenues until we identify and acquire an operating subsidiary.

General and Administrative

For the three and six months ended June 30, 2013, general and administration expenses were $18,677 and $20,845 respectively. The expenses were incurred in connection with the administrative costs related to being a public reporting company.

We expect general and administrative expenses for the balance of the year ending December 31, 2013 to increase somewhat but to remain minimal until we identify and acquire an operating subsidiary as we are currently a shell company.

Legal and Accounting

For the three and six months ended June 30, 2013, legal and accounting expenses were $80,693 as there were no expenses in the first quarter of 2013 since prior management had abandoned the Company. We began to incur legal and accounting expenses again in the second quarter of 2013. These expenses include corporate legal, accounting, shareholder and SEC filing expenses incurred in connection with our status as a public reporting company.

We expect legal and accounting expenses for the balance of the year ending December 31, 2013 to increase somewhat but to remain minimal until we identify and acquire an operating subsidiary as we are currently a shell company.

Other Income/Expense

The issuance of convertible promissory notes which included a beneficial conversion feature, resulted in other expense for the three and six months ended June 30, 2013 of $93,865.

Net Income/Loss

For the three and six months ended June 30, 2013, net loss was $193,235 and $195,403 respectively. Net loss resulted from incurring operational expenses without generating revenue.

Liquidity and Capital Resources

At June 30, 2013 we had no cash or cash equivalents. At June 30, 2013, we had a working capital deficit of $106,087.

For the three and six months ended June 30, 2013, we used $24,925 in cash from operations which was derived from net loss of $195,403, decreased by non-cash transactions of $123,565 and decreased by changes in operating assets and liabilities of $46,913.

For the six months ended June 30, 2013, we generated cash in the amount of $24,925 from third party advances. While this third party provided funding to the Company through June 30, 2013, they have no commitment to provide additional funding.

As of June 30, 2013, we did not have any significant commitments for capital expenditures.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Custodian, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Custodian concluded that as of June 30, 2013, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

The acquisition of Wikifamilies SA and the integration of that business with the Company and the subsequent disposal of Wikifamilies SA has materially affected or is reasonably likely to materially affect our internal control over financial reporting during the quarter ended June 30, 2013.

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

_____________

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

Date: September 19, 2013	WIKIFAMILIES, INC.

/s/ Trisha Malone
Trisha Malone
Chief Executive Officer, Chief Financial Officer and Secretary

