Form 10-Q
period 2013-09-30
Gepco, Ltd.
filed 2013-11-14
CIK 1454010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

Commission File Number: 000-53559

Gepco, Ltd. (Formerly Wikifamilies, Inc.)

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

As of October 31, 2013, the issuer had 43,582,555 shares of common stock (“Common Stock”) issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements of Gepco, Ltd. ( the “Company”, “Gepco, Ltd.”, “we” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Commission.

Gepco, Ltd. (Formerly Wikifamilies, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts payable and accrued liabilities	25,283	16,087
Accounts payable and accrued liabilities, related party	–	40,000
Convertible notes (net of discount of $126,542 and nil respectively)	66,156	–
Advances payable	1,261	142,509
Notes payable to related parties - in default	50,000	50,000
Total Liabilities	142,700	248,596

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 41,582,555 and 21,747,075 shares issued and outstanding respectively	41,583	21,747
Paid in capital	1,272,341	953,259
Other comprehensive income/(loss)	27,045	27,045
Deficit accumulated during development stage	(1,483,669)	(1,250,646)
Total Stockholders’ Equity (Deficit)	(142,700)	(248,596)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$–	$–

See notes to consolidated financial statements.

Gepco, Ltd. (Formerly Wikifamilies, Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012 (Restated)	Nine Months Ended September 30, 2012 (Restated)	From February 15, 2011 (Inception) to September 30, 2013

Revenue	$–	$–	$–	$–	$–
Cost of goods sold	–	–	–	–	–
Gross profit/(loss)	–	–	–	–	–

Operating expenses
General and administrative	10,599	16,744	43,688	104,785	324,022
Legal and accounting	19,404	114,797	(2,358)	133,391	395,262
Research and development	–	–	–	–	285,448
Total expenses	30,003	131,541	41,330	238,176	1,004,732

Ordinary loss	(30,003)	(131,541)	(41,330)	(238,176)	(1,004,732)

Other income/(expense)	(7,617)	(101,482)	–	(37,487)	(164,538)

Loss from continuing operations	(37,620)	(233,023)	(41,330)	(275,663)	(1,169,270)
Loss from discontinued operations	–	–	(14,581)	(299,883)	(314,399)

Net loss	$(37,620)	$(233,023)	$(55,911)	$(575,546)	$(1,483,669)

Net loss per share
Loss from continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Loss from discontinued operations	–	–	(0.00)	(0.01)
Loss per share (basic and diluted)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares	41,582,555	33,953,524	45,956,838	45,956,838

See notes to consolidated financial statements.

Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012 (Restated)	Nine Months Ended September 30, 2012 (Restated)	From February 15, 2011 (Inception) to September 30, 2013

Net loss	$(37,620)	$(233,023)	$(55,911)	$(575,546)	$(1,483,669)

Gain/(loss) on foreign currency conversion	–	–	–	13,440	27,045

Total comprehensive loss	$(37,620)	$(233,023)	$(55,911)	$(562,106)	$(1,456,624)

See notes to consolidated financial statements.

Gepco, Ltd. (Formerly Wikifamilies, Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012 (Restated)	From February 15, 2011 (Wikfamilies SA Inception) to September 30, 2013
Cash flows from operating activities
Net income/(loss)	$(233,023)	$(575,546)	$(1,483,669)

Non-cash transactions to reconcile cash used in operations
Depreciation and amortization	$–	$–	$24,042
Bad debt	–	–	155,390
Imputed interest	3,915	–	3,915
Options issued for interest	–	37,487	37,487
Stock issued for services	29,700	155,390	29,700
Amortization of debt discount	94,582	–	94,582
Other than temporary loss on investment		–	–
Disposal of assets, Allianex business	–	–	2,399

Cash used in operations
Accounts receivable	–	–	75,000
Accounts payable and accrued liabilities	53,589	(116,427)	113,834
Accounts payable and accrued liabilities related parties	–	259,175	259,175
Prepaid expenses	–	32,169	11,461
Total cash used in operations	(51,237)	(207,752)	(676,684)

Cash flows from investing activities
Purchase of fixed assets	–	–	(24,042)
Total cash used in investing activities	–	–	(24,042)

Cash from financing activities
Stock sales	–	25,000	306,775
Cash surrendered for rescission	–	(22,811)	(22,811)
Proceeds from debt related parties	–	50,000	220,245
Advances due to related parties	51,237	117,867	169,104
Total cash from financing activities	51,237	170,056	673,313

Effect of foreign currency exchange rate	–	13,440	27,045

INCREASE (DECREASE) IN CASH	–	(24,256)	(368)

BEGINNING CASH	–	24,256	368

ENDING CASH	$–	$–	$–

Supplemental disclosure of cash flow information:
Interest paid	$–	$194	$5,627
Income taxes paid	$–	$–	$–

Supplemental disclosure of non-cash investing activities:
Effect of reverse merger	$–	$–	$64,582
Transfer of AP and advances to convertible notes	276,875	–	276,875
Common shares for conversion of convertible debt	84,177		84,177

See notes to consolidated financial statements.

Gepco, Ltd. (Formerly Wikifamilies, Inc.)

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

For the period ended September 30, 2013

NOTE 1:   HISTORY OF OPERATIONS

Gepco, Ltd. (formerly Wikifamilies, Inc. “Gepco, Ltd.” or the “Company”) was incorporated on June 27, 2008 in the State of Nevada as Kensington Leasing, Ltd.

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

On May 8, 2013, the Company entered into a Share Purchase Agreement with John Pena and JP09 & Associates, Inc. (collectively, “Seller”) pursuant to which the Company shall purchase 60% of the issued and outstanding capital stock (“Shares”) of RC One, Inc., a Nevada corporation (“RC”). The purchase price for the Shares shall be $807,651 to be paid as follows: (i) at closing by satisfaction by the Company of a promissory note of Seller owed to the Company in the amount of $207,651 including interest; and (ii) in installment payments by the Company of $50,000 per month over the next 12 months commencing on the first month anniversary of the Closing Date and continuing on each subsequent month anniversary for 11 consecutive months. The transaction was scheduled to close no later than August 31, 2013 per the Share Purchase Agreement. As the Company has been unable to satisfactorily complete its due diligence, this transaction has been cancelled.

On August 27, 2013, the Company held a Special Meeting of Shareholders.  At the Special Meeting, the Shareholders of the Company approved the change in the Corporation’s name from Wikifamilies, Inc. to Gepco, Ltd. On September 11, 2013, the Company filed an amendment to its Articles of Incorporation to, inter alia , change its name to Gepco, Ltd. from Clairnet, Ltd. (Wikifamilies, Inc.) In conjunction with the amendment, the Company filed with FINRA to change its name and ticker symbol. Effective October 8, 2013, the Company’s common stock, which was previously traded under the ticker symbol “WFAM” on the OTCQB market, began trading under the new ticker symbol “GEPC”.

On October 15, 2013, the Company entered into a Stock Purchase Agreement with Gemvest, Ltd. (the “Seller”) pursuant to which the Company shall purchase 100% of the issued and outstanding capital stock (“Shares”) of Gemvest, Ltd., a Nevada corporation (“Gemvest”). The purchase price for the Shares shall be 150,000,000 shares of the Company’s Common Stock. Closing of the agreement is subject to several closing conditions and is expected to occur on November 30, 2013 but no later than December 31, 2013.

Unless the context otherwise requires, references to the “Company” mean the Company and its former subsidiaries, Allianex Corp. and Wikifamilies SA. In the context of Common Stock, notes and other securities, references to the “Company” mean Gepco, Ltd. unless otherwise stated.

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

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Gepco, Ltd. and until its disposition, its formerly 100% wholly-owned subsidiary, Wikifamilies SA.  All intercompany balances and transactions have been eliminated in consolidation.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

At September 30, 2013 the Company recorded a debt discount of $221,125. During the nine months ended September 30, 2013, the Company recorded amortization of the BCF in connection with convertible notes with a principal value of $276,875 in the amount of $94,582. This amount has been reported as a component of interest expense in the consolidated statement of operations. The debt discount balance at September 30, 2013 was $126,542 net of amortization.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2013.

In accordance with ASC 820, the following table presents the Company’s fair value hierarchy for its financial assets (investments) as of September 30, 2013 and December 31, 2012:

Level	September 30, 2013	December 31, 2012
Level 1	–	–
Level 2	–	–
Level 3	–	–

NOTE 6: FIXED ASSETS

In 2012 the Company purchased computer equipment in the amount of $873. The Company determined it was necessary to record an impairment of this asset as of December 31, 2012. The $873 is part of the total asset impairment recorded by the Company for the year ended December 31, 2012.

Asset Classification	September 30, 2013	December 31, 2012

Computer Equipment	$–	$873
	–	873
Less Accumulated Depreciation	–	–
Less Impairment	–	(873)
Net Book Value	$–	$–

NOTE 7: NOTES PAYABLE

Through September 30, 2013 Suprafin, Ltd. loaned the Company a total of $103,944 for working capital needs and assumed $38,565 in loans due for a total loan balance of $142,509 as of September 30, 2013. These loans were provided at no interest, payable on demand. On April 16, 2013 the Board of Directors elected to issue a Convertible Note to Suprafin, Ltd. for loans for past expenses paid totaling $141,461, the total amount due to Suprafin, Ltd. as of April 16, 2013. This note is convertible into shares of the Company’s Common Stock at $.005 per share. The balance due to Suprafin, Ltd. under the original loan not replaced by the Convertible Note is $1,261.

Through September 30, 2013 Sunatco, Ltd. loaned the Company a total of $51,237 for working capital needs. These loans were provided at no interest, payable on demand. On August 21, 2013 the Board of Directors elected to issue a Convertible Note to Sunatco, Ltd. up to $100,000 for loans for expenses paid on behalf of the Company. This note is convertible into shares of the Company’s Common Stock at $.01 per share.

On February 14, 2012, Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was originally due on September 30, 2012. On August 17, 2012 Mr. Hudson agreed to extend the due date to September 30, 2012. The loan is currently in default. Should the Company, at its sole discretion, decide that it is not in a financial position to repay said funds in currency, both parties mutually agree that said amount repayable may be converted into common shares of the Company calculated at a rate per share of twenty five cents per share or at eighty percent (80%) of the previous week’s averaged closing price, whichever is the lesser. If the Company does not repay the loan in cash, as a penalty it shall provide Lender with one hundred thousand (100,000) options enabling him to purchase one hundred thousand (100,000) shares of Common Stock at a redemption price of twenty five cents ($.25) per share. Redemption of such options in entirety or in part is at the sole discretion of Lender. By way of interest on such loan, Lender shall be provided with two hundred thousand (200,000) options enabling him to purchase two hundred thousand (200,000) shares of Common Stock at a redemption price of twenty cents ($.20) per share being a total of forty thousand dollars ($40,000). Redemption of such options in entirety or in part is at the sole discretion of Lender. The options shall remain valid for a period of three years from the date of this Agreement, after which they shall become null and void. As the options were in lieu of interest, we recorded an interest expense as of December 31, 2012 of $37,487. The fair value of the options in lieu of interest expenses is valued using Black-Sholes option-pricing model. The loan was not repaid as of September 30, 2013.

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

On April 16, 2013 Trisha Malone requested that her $40,000 Convertible Note be converted to 8,000,000 shares of Common Stock, and Walker River Investments Corp. requested that their $44,177 Convertible Note be converted to 8,835,480 shares of Common Stock. As these Convertible Notes were converted within the conversion term, there was no gain or loss on the conversion. The Company imputed interest at 10% per annum on the Convertible Note for Suprafin, Ltd. Imputed interest in the amount of $3,488 was recorded as additional paid in capital as of September 30, 2013. For the nine months ended September 30, 2013, the Company recorded debt discount amortization expenses of $94,582.

On August 21, 2013 the Board of Directors elected to issue a Convertible Note to Sunatco, Ltd. up to $100,000 for loans for expenses paid on behalf of the Company. Through September 30, 2013, Sunatco, Ltd. loaned the Company a total of $51,237 for working capital needs including $37,601 in past expenses paid on behalf of the Company which had previously been recorded as note payable, see Note 7: NOTES PAYABLE. These Convertible Notes are convertible into shares of the Company’s Common Stock at $.01 per share. The $.01 per share represented the closing price of the Company’s Common stock on August 21, 2013 and therefore does not contain a beneficial conversion feature.

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

Loans from Thomas Hudson

On February 14, 2012, Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was due on September 30, 2013 and is currently in default. See Note 7: Notes Payable.

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

On April 16, 2013 the Board of Directors elected to issue a Convertible Note to Trisha Malone in the amount of $40,000 for accrued salaries for past services rendered and on the same day Trisha Malone requested that her Convertible Note be converted to shares of Common Stock. As of September 30, 2013 there were no accrued salaries due.

NOTE 10:  STOCK-BASED COMPENSATION

On February 14, 2012, Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was originally due on September 30, 2012. On August 17, 2012 Mr. Hudson agreed to extend the due date to September 30, 2013. Should the Company, at its sole discretion, decide that it is not in a financial position to repay said funds in currency, both parties mutually agree that said amount repayable may be converted into common shares of the Company calculated at a rate per share of twenty five cents per share or at eighty percent (80%) of the previous week’s averaged closing price, whichever is the lesser. If the Company does not repay the loan in cash, as a penalty it shall provide Lender with one hundred thousand (100,000) options enabling him to purchase one hundred thousand (100,000) shares of Common Stock at a redemption price of twenty five cents ($.25) per share. Redemption of such options in entirety or in part is at the sole discretion of Lender. By way of interest on such loan, Lender shall be provided with two hundred thousand (200,000) options enabling him to purchase two hundred thousand (200,000) shares of Common Stock at a redemption price of twenty cents ($.20) per share being a total of forty thousand dollars ($40,000). Redemption of such options in entirety or in part is at the sole discretion of Lender. The options shall remain valid for a period of three years from the date of this Agreement, after which they shall become null and void. The loan was not repaid as of September 30, 2013. As the options were in lieu of interest, we recorded an interest expense at September 30, 2012 of $37,487, the fair value of the options. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model was $0.1874.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used are as follows:

February 14, 2012

Expected dividend yield	0%
Risk-free interest rate	0.40%
Expected volatility	198.60%
Expected option life (in years)	1.5

NOTE 11: INCOME TAXES

The Company incurred net losses for the nine months ended September 30, 2013 and therefore had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $1,056,896 and $1,161,724 as of December 31, 2012 and September 30, 2013 respectively. The Company’s loss carry forward will expire beginning in the year 2028.

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

NOTE 15:  RESTATEMENT

The Company has identified impairment charges and other adjustments which required the restatement of amounts previously reported on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows as of September 30, 2012.

The following is a summary of the impact of these restatements on the Company’s Consolidated Statements of Operations as of September 30, 2012:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As previously reported	Error correction		As restated	As previously reported	Error correction		As restated

Revenue	$–	$–		$–	$–	$–		$–
Gross profit	–	–		–	–	–		–

Operating expenses
General and administrative	43,688	–		43,688	111,744	(6,959	)(a)	104,785
Legal and accounting	(2,358)	–		(2,358)	142,745	(9,354	)(a)	133,391
Total expenses	41,330	–		41,330	254,489	(16,313)		238,176

Other expense	208,632	(208,632	)(b)	–	406,119	(368,632	)(b)	37,487

Ordinary loss from continued operations	(249,962)	–		(41,330)	(660,608)	384,945		(275,663)
Loss from discontinued operations	(14,581)	–		(14,581)	(266,184)	(33,699	)(b)	(299,883)

Net loss	$(264,543)	$–		$(55,911)	$(926,792)	$351,246		$(575,546)

Gain/(loss) on foreign currency conversion	–	–		–	13,440	–		13,440
Total comprehensive loss	$(264,543)	$–		$(55,911)	$(913,352)	$351,246		$(562,106)

(a ) Reclass Wikifamilies SA expenses to loss from discontinued operations.
(b) Reverse impairments made in 2012 deemed to be impaired prior to the reverse merger in 2011.

The following is a summary of the impact of these restatements on the Company’s Statement of Cash Flows as of September 30, 2012:

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As previously reported	Error correction		As restated

Cash flows from operating activities
Net loss	$(926,792)	$351,245	(a)	$(575,546)
Non-cash transactions to reconcile cash used in operations
Depreciation and amortization	35,888	(35,888	)(b)	–
Bad debt	155,000	(155,000	)(d)	–
Asset impairment	90,000	(90,000	)(d)	–
Stocks issued for services	155,390	–		155,390
Stocks due for interest	37,487	–		37,487
Other than temporary loss on investment	123,632	(123,632	)(d)	–
Disposal of assets, Allianex business	–	–		–
Cash used in operations				–
Increase/(decrease) in accounts payable	(107,074)	(9,352	)(a)	(116,426)
Increase/(decrease) in accrued expenses related party	259,175	–		259,175
Decrease/(increase) in prepaid expenses	32,169	–		32,169
Total cash used in operations	(145,125)	(62,627)		(207,751)

Cash flows from investing activities
Purchase of fixed assets	(873)	873	(b)	–
Purchase of intangible assets	(68,714)	68,714	(c)	–
Total cash used in investing activities	(69,587)	69,587		–

Cash from financing activities
Proceeds from the sale of stock	25,000	–		25,000
Cash surrendered for rescission	(22,811)	–		(22,811)
Advances due to related parties	124,827	(6,960	)(a)	117,867
Proceeds from notes payable, related parties	50,000	–		50,000
Total cash provided by financing activities	177,016	(6,960)		170,056

Effect of foreign currency exchange rate on cash	13,440	–		13,440

INCREASE/(DECREASE) IN CASH	(24,256)	–		(24,256)

BEGINNING CASH	24,256	–		24,256

ENDING CASH	$–	$–		$–

(a)  Record adjustments made to the Statements of Operations.

(b)  Reverse depreciation on discontinued operation assets as they were deemed impaired prior to reverse meger and reclass amortization to discontinued operations.

(c)  Research and development costs previously capitalized now reflected in net loss.

(d) Reverse impairments made in 2012 deemed to be impaired prior to the reverse merger in 2011.

The following is a summary of the impact of these restatements on the Company’s Consolidated Balance Sheet as of September 30, 2012:

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As previously reported	Error correction		As restated
ASSETS
Current Assets
Cash	$–	$–		$–
Prepaid expenses	–	–		–
Total current assets	–	–		–

Non-Current Assets
Note receivable	–	–		–
Investments	–	–		–
Prepaid expenses	–	–		–
Fixed asset, net	–	–		–
Intangible assets, net of impairment	–	–		–
Total non-current assets	–	–		–

TOTAL ASSETS	$–	$–		$–

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$14,292	$–		14,292
Accrued officers salaries	40,000	–		40,000
Note payable	142,508	–		142,508
Notes payable - related party	50,000	–		50,000
Total liabilities	246,800	–		246,800

Stockholders' Equity
Common stock, $.001 par value, 100,000,000 shares authorized, 21,747,075 issued and outstanding	21,747	–		21,747
Paid in capital	1,104,691	(151,432)	(a)(d)	953,259
Other comprehensive income	34,392	(7,347)	(b)	27,045
Deficit accumulated during development stage	(1,407,629)	158,779	(c)	(1,248,851
Total stockholders' equity	(246,800)	–		(246,800

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$–	$–		$–

(a)  Impair Kensington Leasing assets that were deemed to be impaired prior to reverse merger.

(b)  Adjust gain on currency translation due to difference in translation rates.

(c ) Record adjustments made to the Statements of Operations.

(d)  Reverse impairments made in 2012 deemed to be impaired prior to the reverse merger in 2011.

NOTE 16:  SUBSEQUENT EVENTS

Effective October 8, 2013, the Company’s common stock, which was previously traded under the ticker symbol “WFAM” on the OTCQB market, began trading under the new ticker symbol “GEPC”.

On October 15, 2013, the Company entered into a Stock Purchase Agreement with Gemvest, Ltd. (the “Seller”) pursuant to which the Company shall purchase 100% of the issued and outstanding capital stock (“Shares”) of Gemvest, Ltd., a Nevada corporation (“Gemvest”). The purchase price for the Shares shall be 150,000,000 shares of the Company’s Common Stock. Closing of the agreement is subject to several closing conditions and is expected to occur on November 30, 2013 but no later than December 31, 2013.

On October 15, 2013 Suprafin, Ltd. elected to convert $10,000 of their Note with the Company into 2,000,000 shares of the Company’s Common Stock.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

References in the Report to the “Company”, “we”, “us” or “our” refer to Gepco, Ltd., a Nevada corporation, and its former consolidated subsidiaries, Allianex Corp. and Wikifamilies SA. In the context of Common Stock, notes and other securities, references to the “Company” mean Gepco, Ltd. unless otherwise stated. The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 filed with the Securities and Exchange Commission.

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

History

Gepco, Ltd. (formerly Wikifamilies, Inc. “Gepco, Ltd.” or the “Company”) was incorporated on June 27, 2008 in the State of Nevada as Kensington Leasing, Ltd.

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

As a result of the Nevada court appointment of Trisha Malone as receiver of the Company in February 2013, we seek to embark on a new business plan unrelated to the business plans of either Wikifamilies or Clairnet. In order to signify a strong break from the previous two business plans, the board has determined to change the name of the Company, and it should be noted that the name “GEPCO” is merely the arbitrary arrangement of the initials of family members of principals of the Company and has no significance relevant to the Company’s business plan. Our current business plan contemplates the accretive acquisitions of various businesses.

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

On August 27, 2013, the Company held a Special Meeting of Shareholders.  At the Special Meeting, the Shareholders of the Company approved the change in the Corporation’s name from Wikifamilies, Inc. to Gepco, Ltd. On September 11, 2013, the Company filed an amendment to its Articles of Incorporation to, inter alia , change its name to Gepco, Ltd. from Clairnet, Ltd. (Wikifamilies, Inc.) In conjunction with the amendment, the Company filed with FINRA to change its name and ticker symbol. Effective October 8, 2013, the Company’s common stock, which was previously traded under the ticker symbol “WFAM” on the OTCQB market, began trading under the new ticker symbol “GEPC”.

On October 15, 2013, the Company entered into a Stock Purchase Agreement with Gemvest, Ltd. (the “Seller”) pursuant to which the Company shall purchase 100% of the issued and outstanding capital stock (“Shares”) of Gemvest, Ltd., a Nevada corporation (“Gemvest”). The purchase price for the Shares shall be 150,000,000 shares of the Company’s Common Stock. Closing of the agreement is subject to several closing conditions and is expected to occur on November 30, 2013 but no later than December 31, 2013.

Unless the context otherwise requires, references to the “Company” mean the Company and its former subsidiaries, Allianex Corp. and Wikifamilies SA. In the context of Common Stock, notes and other securities, references to the “Company” mean Gepco, Ltd. unless otherwise stated.

Business of Gepco, Ltd.

With no current operating entity and nominal assets, the Company is currently a “shell” corporation as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

No Comparable Information

There is no relevant comparable historic financial information for the three and nine months ended September 30, 2013 and the three and nine months ended September 30, 2012, as with the Wikifamilies SA Rescission Agreement Wikifamilies SA is no longer a subsidiary of the Company. Therefore, limited information is provided in our Results of Operations section below.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2012 include our prior business which was discontinued and disposed of effective September 8, 2012. As a result of this disposal, results of operations of Wikifamilies SA are accounted for as discontinued operations for the prior year.

During the three and nine months ended September 30, 2013 we incurred $30,003 and $131,541 in operating expenses respectively compared to $41,330 and $238,176 for the three and nine months ended September 30, 2012 respectively. We recognized losses on our discontinued operations in the amount of $14,581 and $299,883 for the three and nine months ended September 30, 2012 respectively.

Revenues

There were no revenues generated during the three and nine months ended September 30, 2013.

We do not expect to generate any revenues until we identify and acquire an operating subsidiary.

General and Administrative

For the three and nine months ended September 30, 2013, general and administration expenses were $10,599 and $16,744 respectively. The expenses were incurred in connection with the administrative costs related to being a public reporting company.

We expect general and administrative expenses for the balance of the year ending December 31, 2013 to increase somewhat but to remain minimal until we acquire an operating subsidiary as we are currently a shell company.

Legal and Accounting

For the three and nine months ended September 30, 2013, legal and accounting expenses were $19,404 and $114,797 respectively. We began to incur legal and accounting expenses again in the second quarter of 2013. These expenses include corporate legal, accounting, shareholder and SEC filing expenses incurred in connection with our status as a public reporting company.

We expect legal and accounting expenses for the balance of the year ending December 31, 2013 to increase somewhat but to remain minimal until we acquire an operating subsidiary as we are currently a shell company.

Other Income/Expense

The issuance of convertible promissory notes which included a beneficial conversion feature, resulted in other expense for the three and nine months ended September 30, 2013 of $7,617 and $101,482 respectively.

Net Income/Loss

For the three and nine months ended September 30, 2013, net loss was $37,620 and $233,023 respectively. Net loss resulted from incurring operational expenses without generating revenue.

Liquidity and Capital Resources

At September 30, 2013 we had no cash or cash equivalents. At September 30, 2013, we had a working capital deficit of $142,700.

For the nine months ended September 30, 2013, we used $51,237 in cash from operations which was derived from net loss of $233,023, decreased by non-cash transactions of $128,197 and decreased by changes in operating assets and liabilities of $53,589.

For the nine months ended September 30, 2013, we generated cash in the amount of $51,237 from third party advances. While this third party provided funding to the Company through September 30, 2013, they have no commitment to provide additional funding.

As of September 30, 2013, we did not have any significant commitments for capital expenditures.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Custodian, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Custodian concluded that as of September 30, 2013, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

The acquisition of Wikifamilies SA and the integration of that business with the Company and the subsequent disposal of Wikifamilies SA has materially affected or is reasonably likely to materially affect our internal control over financial reporting during the quarter ended September 30, 2013.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amendment to the Certificate of Incorporation
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instances Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2013	GEPCO, LTD.

	By:	/s/ Trisha Malone
Trisha Malone Chief Executive Officer, Chief Financial Officer and Secretary

