Form 10-K
period 2013-12-31
Gepco, Ltd.
filed 2014-03-31
CIK 1454010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-53559

GEPCO, LTD.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter of June 30, 2013 was $429,642.

On March 26, 2014, the Company had 221,252,555 outstanding shares of Common Stock, $.001 par value per share.

TABLE OF CONTENTS

i

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “Company” refer to Gepco, Ltd. and our subsidiary, Gemvest Ltd.

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

History

Gepco, Ltd. (“Gepco, Ltd.” or the “Company”) was incorporated on June 27, 2008 in the State of Nevada as Kensington Leasing, Ltd.

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

On May 20, 2011, the Company acquired all of the outstanding equity securities of Wikifamilies SA (the “Wikifamilies acquisition”), making Wikifamilies SA a wholly owned subsidiary of Kensington Leasing, Ltd. For accounting purposes, the Wikifamilies acquisition was treated as a reverse acquisition with Wikifamilies SA treated as the acquirer and Kensington Leasing, Ltd. as the acquired party. As a result, the business and financial information included in previous reports was the business and financial information of Wikifamilies SA prior to May 20, 2011 and the combined entity after May 20, 2011.

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

On August 27, 2013, the Company held a Special Meeting of Shareholders.  At the Special Meeting, the Shareholders of the Company approved the change in the Corporation’s name from Wikifamilies, Inc. to Gepco, Ltd. On September 11, 2013, the Company filed an amendment to its Articles of Incorporation to, inter alia, change its name to Gepco, Ltd. from Clairnet, Ltd. (Wikifamilies, Inc.) In conjunction with the amendment, the Company filed with FINRA to change its name and ticker symbol. Effective October 8, 2013, the Company’s common stock, which was previously traded under the ticker symbol “WFAM” on the OTCQB market, began trading under the new ticker symbol “GEPC”.

On October 15, 2013, Gepco, Ltd. (the “Company”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with GemVest, Ltd. pursuant to which the Company shall purchase (the “Acquisition”)100% of the issued and outstanding capital stock (“GemVest Shares”) of GemVest, Ltd., a Nevada corporation (“GemVest”). The purchase price for the Shares set forth therein is 150,000,000 shares of the Company’s restricted Common Stock.

The parties arrived at the purchase price as follows: The 10 day average closing price from September 30, 2013 through October 14, 2013 (the 10 trading days prior to signing the agreement) was $0.0326 which attaches a value of the 150,000,000 shares at $4,890,000.

Immediately prior to Closing (as defined below), the parties to the Stock Purchase Agreement and the stockholders of GemVest entered into an amendment to the Stock Purchase Agreement whereby the stockholders of GemVest affirmed all of the obligations and representations of GemVest under the Stock Purchase Agreement and agreed to convey 100% of the issued and outstanding GemVest Shares to the Company in consideration for the Purchased Company Shares in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

The Acquisition was consummated (the “Closing”) on December 6, 2013, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the Stock Purchase Agreement, GemVest and the Company agreed to the following covenants regarding management of the Company for a period of five years from the date of Closing:

•	Angelique de Maison shall serve as Executive Chairman of the Company and of GemVest, Peter Voutsas shall serve as Chief Executive Officer and Chief Investment Officer of the Company and of GemVest, Trisha Malone shall serve as President, Chief Financial Officer and Secretary of the Company and Chief Financial Officer, Chief Operating Officer and Secretary of GemVest, Nicholas Marlin shall serve as Chief Marketing Officer the Company and President and Chief Marketing Officer of GemVest and Ronald Loshin shall serve as Chief Creative Officer of the Company and of GemVest.

•	The Board of the Company shall consist of six directors: Angelique de Maison, Peter Voutsas, Trisha Malone, Larry Zielke, Ronald Loshin and Nicholas Marlin. The Board of GemVest shall consist of five directors: Angelique de Maison, Peter Voutsas, Trisha Malone, Ronald Loshin and Nicholas Marlin.

•	If the Company’s EBITDA (as defined in GAAP) is not at least $750,000 for the fiscal year ended December 31, 2014, then on a pro rata basis, based on percentage of ownership of Gepco immediately prior to Closing, the shareholders of Gepco shall return to the Company one million shares of the Company’s Common Stock for each $10,000 increment by which EBITDA is less than $750,000.

Subsequent to closing of the Acquisition, GemVest became a wholly owned subsidiary of Gepco. For accounting purposes, GemVest is deemed the accounting acquirer.

Unless the context otherwise requires, references to the “Company” mean the Company and its subsidiary GemVest, Ltd. In the context of Common Stock, notes and other securities, references to the “Company” mean Gepco, Ltd. unless otherwise stated.

Business of Gepco, Ltd.

The Company’s business is now the business of GemVest. GemVest, Ltd. was incorporated on October 2, 2013 in the State of Nevada.  GemVest is a start-up development stage company that has had no revenue or expenses since its inception. As the Company was a shell company prior to the acquisition of GemVest, GemVest is the acquirer for accounting purposes, and future financial reporting shall be set forth as if GemVest acquired the Company.

The Company intends to sell and broker high end rare investment grade diamonds that are obtained from wholesale diamond cutters all over the world with which our Chief Executive Officer, Peter Voutsas, has long, outstanding relationships and from individuals and estates seeking liquidity who possess investment grade diamonds and heirloom quality jewelry.

GemVest Business Description:

Peter Voutsas (“Peter”) has also established a worldwide reputation as a purveyor of exquisite, extraordinary fine quality precious stones and jewelry pieces that are retailed in an elegant but friendly environment and sold at competitively reasonable prices. Peter has an international clientele that includes individuals from every continent who are known to be seekers of investment grade stones and exquisite rare heirloom jewelry items. The placing of such exquisite jewelry and gemstones is one of Peter’s most noted talents and helps enable Peter to gain top dollar and quick turnover for virtually each such item.

Through Peter’s reputation and long standing close business ties to the diamond wholesale market, the Company will have direct access to acquiring an unsurpassed collection of the highest investment grade diamonds that are released each year on a wholesale basis. This enables the Company to wholesale these gems to investors, other jewelry retailers throughout the country, and to other wholesalers who need to supplement their own inventory at attractive margins with high turnover. Management anticipates that each wholesale diamond order will carry a ticket value of $300,000 to $5,000,000 and gross margins of approximately 30%-40% that can be expected from their sales with an average sales turn rate of 90-120 days.

Increasingly, Peter has taken advantage of his retail store’s location and his reputation for integrity, fairness, and expertise by becoming “the place to go” to dispose of precious diamonds and other investment grade stones and heirloom jewelry for those desiring to convert highly valued holdings into cash. Because of the high worth of some of these items, some valued in excess of $35 million, Peter has, until now, relied on taking such goods on a consignment basis and earning a modest consignment fee. This has restricted his earnings while impairing his serving his customers to the fullest extent because of their preference for immediate cash. GemVest plans to purchase such items outright, often at very discounted prices, providing the seller immediate cash and providing the Company with gross margins typically anywhere between 30%-70%.

Rare and highly valued precious stones and jewelry are normally sold within 90-120 days giving the Company 3-4 turns of inventory per year. The Company will hire certified gemologists to ensure that each diamond and gemstone is precisely categorized, given a proper serial number, and provided a proper documentation trail.

Overview of Investment Grade Diamonds

The allure of diamonds is, like gold, they are easily authenticated, eternal lasting and an excellent store of value and safe haven from inflation. Unlike gold or oil, diamonds have exhibited stable pricing and avoided the high price volatility and instability seen in other commodity based stores of value. To date, diamonds have not been touched very much by large inflows and outflows of speculative money. This could change if the new efforts succeed and large speculative inflows materialize into precious “investment grade” diamonds, as may well be underway. Gold investments, rather than jewelry, have long been the primary choice of investors looking for a commodity based asset that preserves value. Gold investments have become the primary driver of the price increase and corresponding growth in the gold industry, pushing annual production to record levels of around $205 billion in 2011 according to the World Gold Council. By comparison, the annual production of polished diamonds has remained modest is still only about $18 billion (source: Bain & Co.).

Furthermore, the sometimes need to sell high-end jewelry and precious stones for cash is an all but universal one. Once GemVest and Peter Voutsas demonstrate the “proof of concept” in the Beverly Hills store and extend the GemVest brand to the acquisition of landmark jewelry and precious stones for cash, we envision a roll out of this business into other major markets in the US and cities throughout the world that are known for their strong jewelry heritage. Those areas plagued by current economic hardships and instability that have a strong jewelry heritage are particularly attractive target markets for our growth.

GemVest has entered into an exclusive and perpetual agreement with Peter Voutsas for his services to develop and manage this business. All purchase and resale business by Peter Marco Jewelers will now be done under the GemVest name. We expect that the proof of concept and a corresponding codification of operating procedures and business practices will have been accomplished within the first six months of operations. Several highly visible appearances of Peter Marco jewelry in conjunction with the entertainment industry will be utilized as well to further enhance the branding and establish Peter as a celebrity to facilitate our rollout into other world center cities.

In addition to securing inventory for resale by purchasing investment grade estate items from individuals and estates, Peter Voutsas also has direct access to diamonds directly from diamond cutters located around the world. This direct source of mined diamonds is available to Peter and GemVest at deep wholesale prices which then enables GemVest to distribute the diamonds and gemstones to other jewelers and investors of investment grade diamonds and gemstones at competitive prices while still earning significant returns. This business too has vast opportunities for international expansion given the availability of sizeable capital that the GemVest venture will provide.

Primary Objectives

•	To establish GemVest as an international branded investment diamond jewelry merchant business under the well-established Peter Marco Extraordinary Jewels of Beverly Hills, Rodeo Drive store front for the acquisitions of exclusive high end jewelry and investment grade precious stones that are acquired from individuals and estates and sold through private transactions to investors and consumers interested in obtaining such rare jewelry and precious stones.

•	To complete a proof of concept in demonstrating that the income and profit margins now present in the consignment based acquisition of merchandise and resale structure would be very significantly increased by a multitude of many times by converting to outright purchase and resale of “treasure chest” collector jewelry and other merchandise. To codify all procedures, risk management controls, advertising and merchandising, inventory controls, promotion, valuation and assessment, purchase and sales techniques, etc. so as to enable prudent but timely expansion into other primary domestic and international targeted cities that are noted for populations having exclusive luxury jewelry collections an appreciation for investment grade stones, and an ample number of estates and people seeking to liquidate such exclusive holdings and others who wish to purchase such treasure goods. *

•	To prepare a master national and international target city list, perform site reviews and selections and prepare for such future expansion inclusive of operating manuals, plans for executive recruitment and training, and an initial promotional and public relations campaign that would be used as we enter new markets. Expansion could then take place under GemVest’s direct ownership of satellite stores or, depending on the particular circumstances, through franchising with the “best in class” independent jewelers in selected cites who would operate under a franchise arrangement, inclusive of capital being provided for purchase of conforming merchandise.

•	To provide investors with a rare opportunity to participate in this extremely attractive high end of the jewelry and rare precious stone sectors with the prospects of high returns, relatively low risks, and exclusive entertainment event opportunities where Peter Marco jewelry is featured.

•	To establish the first international brand for the liquidation and purchase of rare and timeless treasured heirloom jewelry and precious stones.

•	Instill the highest level of cordiality and friendliness in customer service in what is an exclusive and elegant setting.

_______________

* With the reach of the Peter Marco’s brand across the world, it is not essential that local markets have an active core of buyers. Such merchandise can be sold on the international market

Mission

•	Make GemVest the most trusted, esteemed, and successful trader of pre-owned rare jewelry and precious stones in the international market.

•	Establish and implement an international highly recognizable brand known by the international elite for heirloom jewelry and high-end investment grade precious stones.

•	To identify additional business opportunities where access to capital, expert knowledge of rare jewelry and precious stones, and reputation are paramount to success.

•	Establish GemVest as the preferred place to purchase, sell and exchange investment grade precious stones and fine jewelry.

•	Establish a wholesale marketplace for investment grade diamonds that can be sold directly to jewelers, wholesalers, and pre-approved investors over the Internet.

•	To select an esteemed investment bank partner interested in pursuing the regulatory filing and sale of bundled $100MM investment grade diamonds to high net worth investors

•	To link with expert local jewelers through an Internet supported distribution system such that affiliate jewelers will be able to retail precious diamonds and other investment grade stones on their premises through Internet enabled displays and advanced secured distribution system.

Keys to Success

Some of the key factors that will help GemVest expand its operations include:

•	Timely access to capital and debt financing sufficient to support increasing capital requirements in order for GemVest to avail itself of expansion opportunities and respond to new business opportunities. †

•	Creating a world-class brand supported by retail storefronts for the acquisition and sale of legacy holdings.

•	Establishing proper risk and internal controls to assure that all assets are assessed correctly, properly secured and safeguarded to assure and protect inventory.

•	Establishing a high volume “Diamond Exchange” wholesale marketplace for investment grade diamonds.

•	Securing adequate umbrella insurance coverage to cover the purchase, sale, transportation of all high valued inventory.

•	Developing a customized website for promoting the Company’s business and evaluate whether it is desirable to make it transactional, such that sellers could submit detailed information about what they wish to sell to the Company (or, if we so choose to other prospect buyers as well) and buyers, be they limited to affiliate jewelers or to the public could submit offers on listed merchandise.‡

•	Maintaining the highest business integrity such that all sellers and buyers can have comfort that they are being treated fairly and with the utmost of respect, that there is transparency, and that there is a consistency in practices across transactions.

•	Expanding our visibility and access to sellers of rare jewelry and precious stones such that we will be able to secure a sufficient volume of high worth artifacts to support the buyer base and business overhead.

•	Becoming more visible to diamond investors and speculators across the U.S. and globally and to the international investment banking community when we are ready for such relationships.

•	Identifying attractive locations in other US cities and worldwide for setting expansion priorities.

•	Improving our logistic/supply chain to enable quicker, secured deliveries and returns.

•	Developing a state of the art information system, inclusive of inventory data base, historical purchase and sale prices, number of days in inventory by item and category, any item specific special circumstances, seller and buyer and respective locations, demographics, product interests, etc. that will give us an added competitive advantage and improve our internal controls and IT.

•	Implementing a public relations and marketing program that will introduce and reinforce our branding.

_______________

[†] We anticipate linking with an international investment bank that wishes to help develop a securitized asset backed portfolio of precious stones.

[‡] This could be restricted to invited parties, e.g., past clients.

Company Startup Summary

GemVest is now poised to purchase and resell investment grade diamonds, precious stones and heirloom top of the line jewelry on a volume basis from both the world’s top diamond mining companies and from individuals and estates seeking timely access to liquidity. Included in the company’s attributes are:

•	A world-class acclaimed (prestigious) retail jewelry nameplate with an aura that connotes exclusivity and exquisiteness. We enter this field with an already very meaningful presence in Peter Voutsas, our CEO and Chief Investment Officer, and an experience and expertise that any new entrant could only wish for.

•	The CEO and Chief Investment Officer, Peter Voutsas, is an internationally renowned jeweler with a reputation for integrity, honesty, and high customer satisfaction. We will have the benefit of Peter’s experience, expertise and leadership from the very beginning of our enterprise. There is no need for a learning curve. We are expanding on proven business practices, principles and activities that have made Peter one of the most respected and successful independent jewelers in the world. Few businesses can ever start with such advantages out of the gate.

•	The Company is layering strong financial resources on top of proven business practices so that the present and past success can be magnified and most all the risks are very much minimized.

•	The access to rare gems including diamonds paves the way for an international expansion at an accelerated pace.

•	Few products, even other luxury goods makers, are so dependent on reputation as purveyors of luxury jewelry. This is perhaps even more important in the retail arena by our being able to attract owners of rare jewelry and precious stones by the feel of an absolute comfortable and cordial environment that customers experience inside a Peter Marcos store.

•	Start-up expenses are relatively modest since the first store front, the buying and selling infrastructure and business relationships to the world wholesale markets are already in place. In addition, the brand is already well established. Nor will there be need to expand current sales staffing until we start adding an Internet based sales channel and expanded beyond the Beverly Hills store.

Products and Services

GemVest seeks to become a world-wide destination for the purchase and resale of rare investment grade precious stones and jewelry by focusing on becoming:

•	An international wholesale of high end investment grade precious stones including featured diamonds that would be marketed directly to collectors, investors, other wholesalers who are looking to supplement their own inventory and that of individual jewelry stores operating in high end of local markets.

•	Heirloom and keepsake “collector and investor” grade diamond and other precious stone jewelry through the highest grade museum and collector pieces that will be marketed to an international clientele, high net worth shoppers, collectors, and investors.

Market Segmentation

The diamond and jewelry distribution and sales industry is one of the United States’ most concentrated and exclusive industries characterized by a relatively small number of suppliers supplying diamonds to the entire market. As of the last economic census, there were approximately only 9,000 businesses that deal specifically with the sale of diamonds and jewelry on both a wholesale and retail level. Presumably, some of these did so in volumes that were virtually inconsequential. For each of the last five years, the industry has generated more than $54 billion dollars a year of revenue and has provided jobs to more than 70,000 people. Each year, approximately $7 billion dollars of payrolls are disbursed to these employees. Approximately half of the diamond distribution firms in the country are located in New York, California, and Texas.

Size of U.S. Diamond Market

Reflecting its scarcity, by world trade standards, diamond trade is still a modest niche market. Polished diamond imports to the U.S. has risen from $4 billion in Q1 of 2010 to about $6.4 billion in Q1 of 2013 (see U.S. Polished Diamond Export - Import Volume, 2010Q1- 2013Q1 graph below). During this same period, U.S. exports rose from $3.1 billion to $5.6 billion, making us a net imported by about $0.75 billion a quarter.

* Source: U.S. Polished Diamond Export - Import Volume, 2010Q1-2013Q1:

Target Market Segment Strategy

As the Company does not intend to market its investment diamond inventories directly to the general public, the marketing campaign required to support this business is quite limited. Foremost, the Company must immediately expand its relationships with other i). diamond distributors, ii). jewelry retailers, and iii). jewelry manufacturers that will continuously supply the business with purchase orders. At the onset of operations, Mr. Voutsas intends to directly approach regional premium jewelry stores to become an ongoing major supplier of such premium stock diamonds. Additionally, the Company will implement an interactive online website for the wholesale sector so that the Company’s target market can easily locate the Company’s contact information and easily find information related to making bulk purchases. Once registered and approved (verified as a qualified customer or business (jeweler)), registered users will be given access to all current inventories of investor diamonds in inventory and available for immediate delivery. All such affiliate jewelers will also be given a special code whereby they can quickly access any diamond that have interest in and show it on their own WEB site through an Internet Link. All such displays by the affiliate jewelers will show their logo and name above such “reserved” diamonds, which makes for an impressive presentation to their customers. Planning for the Internet capability described above is already in the planning and development stage. The Company also plans to hire a specialist marketing firm to place the Company’s inventory in trade directories serving the jewelry industry. In addition, the Management of GemVest, will regularly attend industry events that will allow them to network among potential clients that will regularly purchase diamonds from the business. Mr. Voutsas will also attend selected Christies and Sotheby’s auctions to showcase the Company’s higher-end diamonds.

Currently, total annual diamond sales in the U.S. have reached $5.5 billion, out of total jewelry sales of an estimated $40 billion, which represents approximately 18% of total jewelry sales. This includes everything from engagement rings, anniversary jewelry, ornamental items, watches, etc. The Company’s opportunity is establishing itself as a source of exquisite investment grade diamonds that are desired for speculation and asset protection in addition to demand from consumers seeking exquisite, eye catching beauty.

The diamond market itself is fragmented and characterized mostly by vendors targeting "mass" market demand with ordinary diamonds. It is also highly seasonal with year-end gifts and purchases accounting for a very significant portion of annual sales. The market is divided into three echelons: premium end, middle end, and low end. Online diamond retail also has different categories, parallel to the brick-and-mortar stores. BlueNile is typical of the upper-echelon vendors for high-end online diamonds, while Best Gem targets mostly middle end customers.

GemVest will target only in the upper echelon of high quality diamonds, with an average sale expected to be in the hundreds of thousands of dollars. The Company’s initial target is the top 25% of the diamond market, including the top ten percent of upper-echelon buyers. First year sales volume is targeted at $15-45 million.

Technology

GemVest intends to build a state of the art custom website that enables the Company to conduct e-commerce throughout the world. We will utilize existing technology solutions when appropriate and efficient and, when necessary, invest in developing proprietary software to support our business. GemVest will invest in the creation of an Internet platform for attracting both collectors and investors in fine jewelry and investment grade stones for purchase. We wish to establish a platform that offers fair prices, immediate cash, and great convenience and confidentiality. The website will emphasize these features and allow sellers to receive a binding quote subject to all descriptions and ratings of gems being verified at time of receipt. In addition to supporting this commerce, the site will also promote our brand.

In addition, the business will seek or build an overall CRM solution for overseeing and managing satellite locations, available inventories, evaluating performances on a live basis, and live consolidation of results.

Competitive Edge

GemVest shall utilize its Management who are highly skilled at purchasing diamonds and have longstanding relationships with wholesale sources for investment grade diamonds at between 40% and 70% discounts to Rapaport Prices through its well established trade connections. Discount levels for select qualities of diamonds vary rather significantly and are based on a broad range of factors including the specific physical and technical characteristics of a particular diamond, type of market, location, state of market liquidity, and terms of sale. GemVest will have the benefit of robust funding which will enable the Company to become a repeat buyer of the highest grade precious diamonds and sustain a comprehensive and diverse inventory, sell, through the Rapaport Exchange supplemented by sales to trade sources in the wholesale exchange. With normal turnover, we expect to be able to turnover inventory at 3 to 4 times per year.

Marketing Strategy

GemVest’s Management has extensive, pre-existing relationships with jewelers and industry participants and will extend those relationships electronically through networks like RapNet. The BUY-SIDE will focus on finding distressed sales of estate jewelry and pawnshop situations. The SELL-SIDE will attempt to attain full prices or near full prices as quoted on the Rapaport Price List. Spreads of 30% and higher are quite common under this strategy.

Employees

The Company has five part-time consultants. Our employees consist of Mr. Voutsas who serves as the Chief Executive Officer and Chief Investment Officer of Gepco, Ltd. and GemVest, Ltd.; Ms. Malone who serves as President, Chief Financial Officer and Secretary of Gepco, Ltd. and as the Chief Operating Officer, Chief Financial Officer and Secretary of GemVest, Ltd.; Mr. Marlin who serves as the Chief Marketing Officer of Gepco, Ltd. and the President and Chief Marketing Officer of GemVest, Ltd., Mr. Loshin who serves as Chief Creative Officer of Gepco, Ltd. and GemVest, Ltd. and Mr. Zielke who serves as Vice President and Corporate Counsel of Gepco Ltd., all of whom provide services to us on a part-time basis.

To the best of its knowledge, the Company is compliant with local prevailing wage, contractor licensing and insurance regulations, and has good relations with its employees.

Item 1A.	RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. In determining whether to purchase the Company’s common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report before making a decision to purchase the Company’s securities. An investor should only purchase the Company’s securities if he or she can afford to suffer the loss of his or her entire investment.

Risks Related to our Business

A decline in the price of diamonds could adversely affect the market price of our stocks, and our financial results and condition, may in the future be materially adversely affected by declines in the price of rough and polished diamonds.

As prices decline, this may prove to be a less attractive commodity to our investors thus decreasing demand and lowering the market price for our diamonds. If we have diamonds for which we have paid a higher price, and the market declines, we may be forced to sell at a lower price than expected, thus decreasing our profit margin or forcing us to less at a price less than the price which we paid for inventory.

Due to the international nature of the diamond industry, we bear significant foreign currency risk.

The diamond market is international with pricing generally determined by large participants in the global diamond trading centers and exchanges, which prices may be denominated in foreign currency. Thus if purchases are denominated in foreign currency, thus we will become exposed to foreign currency fluctuations relative to the U.S. dollar which may affect our financial results.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment. Further, we have not considered and will not consider any activity beyond our current exploration program until we have completed our exploration program.

Because we may still not have sufficient capital to fund our business plan, we may have to sell additional securities and raise additional capital which could dilute your investment.

We may not have the capital to fund our business plan. As a result we may have to raise additional capital to maintain operations. There is no assurance that we will be able to secure enough capital to maintain operations and if we cannot raise the capital needed we may have to suspend operations.

We have no operating history upon which an evaluation of our prospects can be made.

We have had no operations in the diamond industry since our inception upon which to evaluate our business prospects. As a result, investors do not have access to the same type of information in assessing their proposed investment as would be available to purchasers in a company with a history of prior substantial operations. We face all the risks inherent in an early stage business, including the expenses, lack of adequate capital and other resources, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management’s potential underestimation of initial and ongoing costs. We also face the risk that we may not be able to effectively implement our business plan. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

We may be unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue.

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

•	our ability to raise substantial additional capital to fund the implementation of our business plan;

•	our ability to execute our business strategy;

•	the ability of our products to achieve market acceptance;

•	our ability to manage the expansion of our operations and any acquisitions we may make, which could result in increased costs;

•	our ability to attract and retain qualified personnel;

•	our ability to manage our third party relationships effectively; and

•	our ability to accurately predict and respond to the rapid changes in our industry and the evolving demands of the markets we serve.

Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan with respect to marketing and selling our nutritional supplement products and our ability to pursue any related opportunities that arise.

We have a history since inception of losses, and we may not be able to cover our costs of operation or achieve profitability in the future.

For the year ended December 31, 2013, Gepco, Ltd. incurred net losses of $23,107.  There can be no assurances that we will generate sufficient revenues in the future to cover our costs of operation or that we will be profitable.  If we cannot cover our costs of operation, either through profits or otherwise securing sufficient capital to fund our costs of operation, it would be very unlikely that we would achieve profitability, and we may be required to cease our operations.

We may not be able to effectively control and manage our proposed business plan, which would negatively impact our operations.

If our business and markets grow and develop (and there are there are no assurances what growth and development will occur, if any), it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing expanding product offerings and in integrating any acquired businesses with our own. Such occurrences will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

Economic declines may have a material adverse effect on our sales, and a slow recovery could prevent us from achieving our financial goals.

We cannot predict the extent to which economic conditions will change and many economists predict that the economic decline will be prolonged, that any recovery may be weak, and that conditions may deteriorate further before there is any improvement or even after some improvement has occurred. Continuing weak economic conditions in the United States or abroad as a result of the current global economic downturn, lower consumer spending (especially discretionary items), lower consumer confidence, continued high or higher levels of unemployment, higher inflation or even deflation, higher commodity prices, such as the price of oil, political conditions, natural disaster, labor strikes or other factors could negatively impact our sales or ability to achieve profitability.

Natural disasters, armed hostilities, terrorism, labor strikes or public health issues could have a material adverse effect on our business.

Armed hostilities, terrorism, natural disasters, or public health issues, whether in the United States or abroad could cause damage and disruption to our company, our suppliers, our manufacturers, or our customers or could create political or economic instability, any of which could have a material adverse impact on our business. Although it is impossible to predict the consequences of any such events, they could result in a decrease in demand for our product or create delay or inefficiencies in our supply chain by making it difficult or impossible for us to deliver products to our customers, or for our manufacturers to deliver products to us, or suppliers to provide component parts.

We rely on key personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our success depends in large part upon the abilities and continued service of Peter Voutsas, our chief executive officer. There can be no assurance that we will be able to retain the services of Peter Voutsas.  Our failure to retain the services of our key personnel could have a material adverse effect on the Company.   In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel.  Our inability to attract and retain the necessary personnel could have a material adverse effect on the Company.

Risks Related to the Company’s Common Stock

There is not an active liquid trading market for the Company’s common stock.

The Company files reports under the Securities Exchange Act of 1934, as amended, and its common stock is eligible for quotation on the OTCQB. However, there is no regular active trading market in the Company’s common stock, and we cannot give an assurance that an active trading market will develop. If an active market for the Company’s common stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our revenue or income are below analysts’ expectations;

•	general economic slowdowns;

•	sales of large blocks of the Company’s common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of early stage technology companies.

The ownership of our common stock is highly concentrated among a few shareholders.

Our executive officers and directors currently beneficially own approximately 151,319,548 shares of our outstanding common stock (68.39%). As a result, they have the ability to exercise control over our business by, among other items, their voting power with respect to the election of directors and all other matters requiring action by stockholders. Such concentration of share ownership may have the effect of discouraging, delaying or preventing, among other items, a change in control of the Company.

The Company’s common stock will be subject to the “penny stock” rules of the SEC, which may make it more difficult for stockholders to sell the Company’s common stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The regulations applicable to penny stocks may severely affect the market liquidity for the Company’s common stock and could limit an investor’s ability to sell the Company’s common stock in the secondary market.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements does not apply to the Company.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

The Company has not paid dividends in the past and does not expect to pay dividends in the foreseeable future.  Any return on investment may be limited to the value of the Company’s common stock.

No cash dividends have been paid on the Company’s common stock. We expect that any income received from operations will be devoted to our future operations and growth. The Company does not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as the Company’s board of directors may consider relevant. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.	PROPERTIES

Gepco, Ltd. has use of an administrative office in San Diego, CA, that is provided to us without charge by our President, Chief Financial Officer and Secretary.

GemVest has use of retail space in Beverly Hills, CA that is provided without charge by our Chief Executive Officer and Chief Investment Officer.

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

Our common stock has traded on the OTCQB under the symbol “KNSL” since August 17, 2009, under the ticker symbol “WFAM” since December 20, 2011 and under the symbol “GEPC” since October 8, 2013. The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock. Furthermore, the trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected. The following table sets forth the high and low sale prices per share of our common stock for the periods indicated as reported on the OTCQB. As of March 26, 2014, the closing-sale price for our common stock was $0.238 per share.

	Common Stock
	High	Low
2014:
First Quarter (through March 26, 2014)	$0.29	$0.07
2013:
Fourth Quarter	$0.09	$0.02
Third Quarter	$0.042	$0.01
Second Quarter	$0.0675	$0.005
First Quarter	$0.0289	$0.012
2012:
Fourth Quarter	$0.084	$0.01
Third Quarter	$0.105	$0.02
Second Quarter	$0.26	$0.08
First Quarter	$0.59	$0.1281
2011:
Fourth Quarter	$0.99	$0.11
Third Quarter	$2.40	$0.51
Second Quarter	$3.24	$1.05
First Quarter	$4.00	$2.50

Holders

As of March 26, 2014, there were 221,252,555 shares of common stock outstanding held by approximately 205 holders of record.

Dividends

Our Board of Directors has not declared a dividend on our Common Stock since inception and we do not anticipate the payments of dividends in the near future, as we intend to reinvest our profits to grow our business.

Equity Compensation Plans

We have no equity compensation plans as defined under Item 402 of Regulation S-K.

Recent Sales of Unregistered Securities

On October 15, 2013, the Company entered into a Stock Purchase Agreement with GemVest, Ltd. which was consummated on December 6, 2013 pursuant to which the Company purchased 100% of the issued and outstanding capital stock of GemVest, Ltd., for 150,000,000 shares of the Company’s restricted Common Stock.

These issuances were effected without registration under the Securities Act of 1933, as amended, in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D there under. The shareholders of GemVest, Ltd. are accredited investors, no general solicitation or advertising was used in connection with the sale of the shares, and the Company has imposed appropriate limitations on resales.  There was no underwriter involved in these sales.

Item 6.	SELECTED FINANCIAL DATA

Not Applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this Annual Report on Form 10-K.

For a discussion of our financial statements prior to the Acquisition, see our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013.  Until the Acquisition, we had conducted only nominal business operations.

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

Overview

GemVest, Ltd. was incorporated on October 2, 2013 in the State of Nevada.  GemVest is a start-up development stage company that has had no revenue and limited expenses from its inception through December 31, 2013.

The Company intends to sell and broker high end rare investment grade diamonds that are obtained from wholesale diamond cutters all over the world with which our Chief Executive Officer, Peter Voutsas, has long, outstanding relationships and from individuals and estates seeking liquidity who possess investment grade diamonds and heirloom quality jewelry.

As the Company was a shell company prior to the acquisition of GemVest, GemVest is the acquiror for accounting purposes, and future financial reporting shall be set forth as if GemVest acquired the Company.

Critical Accounting Policies and Estimates.

Basis of Presentation

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

Results of Operations

GemVest is a development stage company that has had no revenue or expenses since its inception. Gepco has incurred expenses required to operate as a publicly reporting company. There is no comparative financial information available due to the fact the company was organized in October 2013 and had not yet commenced significant operations as of December 31, 2013.

Revenues

There were no revenues from October 2, 2013 (inception) through December 31, 2013. We expect revenues for 2014 to grow as we begin to implement our business plan.  The rate at which our revenues will increase will depend on how quickly we can begin sales and the amount of sales generated.

Operating Expenses

Sales, General and Administrative expenses from October 2, 2013 (inception) through December 31, 2013 were $1,772. Legal and accounting expenses from October 2, 2013 (inception) through December 31, 2013 were $13,523. We expect selling, general and administrative and legal and accounting expenses for 2014 to trend significantly upward as we begin to bring in additional sales and marketing personnel necessary to grow our business and to service the significant demand we expect for our products and services.

Other Income/(Expense)

Other expense from October 2, 2013 (inception) through December 31, 2013 was $7,812 which consisted of interest expense on convertible notes payable and amortization of debt discount related to these convertible notes. We expect interest expense for 2014 to increase as the expenses from October 2, 2013 (inception) through December 31, 2013 reflected only the period post Closing of the Acquisition. We will continue to incur interest expense and debt discount amortization until the convertible notes payable are paid or converted in full.

Net Income (Loss)

We are a development stage company that has had no revenue and limited expenses since its inception and therefore a minimal net loss of $23,107.

Financial Condition, Liquidity and Capital Resources

We are a development stage company that has had no revenue and limited expenses since its inception.

Future Financing

We plan to rely on equity sales of our common shares and the sale of secured notes in order to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions, expansions and exploration activities or if we are able to secure additional financing, whether such financing shall be on favorable terms.

Off-Balance Sheet Arrangements

As of December 31, 2013, the Company did not have any off-balance sheet debt nor did it have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, notes thereto and related reports are included in this Annual Report on Form 10K beginning on page F-1 and are included herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)     Previous independent auditor

On March 3, 2014, we dismissed M&K CPAS, PLLC (“M&K”) as our independent auditor.  This dismissal of M&K was approved by our board of directors (we do not have an audit committee).

M&K's reports on our consolidated financial statements for each of our fiscal years ended December 31, 2011 and December 31, 2012 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that each of such reports contained a going concern qualification.

In connection with the audits of our financial statements for the years ended December 31, 2011 and December 31, 2012 and the subsequent interim period through March 3, 2014: (i) there were no disagreements between our company and M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to M&K’s satisfaction, would have caused M&K to make reference to the subject matter of the disagreement in connection with its report for such years; and (ii) M&K did not advise us of any of the events requiring reporting in this Current Report on Form 8-K under Item 304(a)(1)(v) of Regulation S-K.

We provided M&K with a copy of the disclosures made in this report before this report was filed with the Securities and Exchange Commission.  We requested that M&K furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements that are related to M&K. Their letter is attached to this filing as Exhibit 16.

(b)     New independent auditor

As of February 24, 2014 we have engaged De Joya Griffith & Company, LLC (“De Joya Griffith”) to serve as our independent auditors for the fiscal years ending December 31, 2013 and December 31, 2014. The engagement of De Joya Griffith was approved by our board of directors on March 3, 2014.

For the years ended December 31, 2012 and December 31, 2013 and the subsequent interim period through February 24, 2014 neither we nor anyone acting on our behalf consulted De Joya Griffith regarding either (i) the application of accounting principles to a specific, completed or proposed transaction, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, the Company has determined that its system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

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

Management had determined during the fiscal year ended December 31, 2013, that there were material weaknesses in its internal control over financial reporting procedures, and developed the following procedure to improve the internal procedures. Financial statements are to be prepared by the Company’s Chief Financial Officer, reviewed by the Chief Executive Officer, distributed to the Board of Directors for review and comment, along with the Company’s books and records for the periods covered in the financial statements. The financial statements are then presented to the Company’s independent registered public accounting firm for an independent review prior to the filing and disclosure of any financial information.

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of December 31, 2013, our internal control over financial reporting are not effective.

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

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2013. The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff. Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position with Company
Angelique de Maison	43	Executive Chairman, Gepco, Ltd. and Gemvest, Ltd.
Peter Voutsas	52	Chief Executive Officer, Chief Investment Officer and Director, Gepco, Ltd. and Gemvest, Ltd.
Trisha Malone	39	President, Chief Financial Officer, Secretary, Director Gepco, Ltd.; Chief Operating Officer, Chief Financial Officer, Secretary, Director Gemvest, Ltd.
Nic Marlin	30	Chief Marketing Officer, Gepco, Ltd.; President and Chief Marketing Officer, Gemvest, Ltd.
Ronald Loshin	71	Chief Creative Officer, Gepco, Ltd. and Gemvest, Ltd.
Larry A. Zielke	65	Vice President, Corporate Counsel and Director, Gepco, Ltd.

Officers and Directors of Gepco, Ltd. prior to the Acquisition:

Trisha Malone. Ms. Malone is the Chief Financial Officer and Secretary of Lustros Inc. since April 18, 2012. Ms. Malone has more than 20 years of experience in finance and accounting including experience in corporate governance, securities regulation, financial controls requirements, and financial management. From 2000 to 2006, Ms. Malone served as Corporate Controller for Xsilogy, Inc., a leading wireless sensor network company, and as the division controller after Xsilogy’s acquisition by SYS Technologies, Inc., a public company engaged in government contracting. From 2006 to 2008, Ms. Malone was the Corporate Controller for Satellite Security Corporation, a developer of satellite tracking systems. Since 2008, Ms. Malone has been self-employed as an independent accounting consultant and is presently consulting as Corporate Controller for several private companies. From 2007 to 2009, Ms. Malone served as the Corporate Controller for Lenco Mobile Inc., which operates in the high growth mobile marketing and Internet sectors, and served as Corporate Secretary for Lenco until June 2010. From June 2010 to September 2012 Ms. Malone served as Chief Financial Officer and a Director of Wikifamilies, Inc., a public company that operated in the technology services industry. Ms. Malone was also a Director of Casablanca Mining, Ltd. from its inception on June 27, 2008 until August 30, 2012 and was the Chief Executive Officer of Casablanca from inception until January 2009 and the Chief Financial Officer from inception through December 2011. Ms. Malone has a degree in Business Administration from Grossmont College. She has also pursued extended studies in corporate law, benefits administration, and human resources. Ms. Malone’s extensive experience in finance, accounting, corporate governance, and securities regulation led to the conclusion that she should serve as a director of the Company.

Larry A. Zielke. Mr. Zielke has maintained a commercial law practice in Damascus, Ohio since 2001. Mr. Zielke served as director, Senior Vice-President and General Counsel of Lustros, Inc. in 2012 during the company’s startup in Chile. From 1994 to 2000, Mr. Zielke was General Counsel and Corporate Secretary of Sakhalin Energy Investment Company Ltd., resident first in Moscow and subsequently on Sakhalin Island. During this period, Mr. Zielke was a member of Sakhalin Energy’s Executive Management team that achieved the first export of oil from Russia by a non-Russian company, was the company’s lead negotiator for project financing from EBRD, OPIC and JEXIM, and was responsible for risk management and corporate compliance. From 1979 to 1994, he served as in-house counsel to Babcock & Wilcox and various other affiliates of McDermott International, Inc., which included experience from Cairo to Jakarta while residing in Dubai, United Arab Emirates. Mr. Zielke holds a Juris Doctor degree from the University of Akron, a B.S. in engineering physics and a Mechanical Engineer degree from Ohio State University. His engineering background included research for nuclear reactor core heat transfer design. In addition to being a licensed attorney, he was previously a licensed professional engineer. Mr. Zielke’s extensive experience in business and the law led to the conclusion that he should serve as a director of the Company.

Officers and Directors Added in the Acquisition:

Angelique De Maison – Founder and Executive Chairman. Ms. de Maison is responsible for the financing, vision and strategic direction of the Company. She is an accomplished investor, business strategist, capital formation expert and expert business advisor. Founder and CEO of Kensington & Royce, Ltd., a private investment company since 2006. Kensington & Royce has already successfully funded four companies from inception to public market, including Lustros, Inc. (LSTS).

Peter Voutsas – Founder, Chief Executive Officer, Chief Investment Officer and Director. With 38 years of experience in the jewelry business and great relationships all over the world in the industry, Peter Voutsas has been extremely successful.  Mr. Voutsas grew up in a single parent household in a poor family and poor neighborhood in New York. At the age of 14 he had an opportunity over the summer to work at Albithel Jewelry Manufacturing Company in Manhattan, one of the finest jewelry manufacturing company in the United States at the time. He was hired to clean the lavatories and office and as a messenger boy. He was allowed to watch the jewelers and learn when his regular work was completed. After six months he became a jeweler then polisher and eventually a diamond setter. At 16 years of age his mother remarried and his family relocated to Europe while Mr. Voutsas stayed on his own in New York

During the end of his traveling career Mr. Voutsas had a partnership opportunity to open and run a retail jewelry store in Beverly Hills California called James Elliot/Bez Ambar.  Originally there were four partners, however, in 2009 he had an opportunity to buy his partners out and take over the store.  He renamed the store Peter Marco Extraordinary Jewels of Beverly Hills after his two sons Peter and Marco. He has been in this location for approximately twelve years. Peter Marco Extraordinary Jewels of Beverly Hills’ location at 252 North Rodeo Drive 90210 is on one of the finest shopping streets in the world with 25 feet of window space on the famous Via Rodeo.

Nicholas Marlin – President, Chief Marketing Officer and Director. Nicholas Marlin is a highly successful entrepreneur with expertise in management, marketing and the Internet. He Co-Founded a leading online dating website, OneGoodLove.com. Mr. Marlin founded his own marketing company in 2008, Marlin Marketing, specializing in online marketing and advertising. Mr. Marlin earned his B.S. in Business Admin from Chapman University and an MBA in General Management from Cal Poly. He is also a former Olympic-level gymnast and US National Champion in the sport.

Ronald S. Loshin – Chief Visionary Officer and Director. Mr. Loshin has served as an expert consultant to the consumer banking and automobile industries since Founding Bank Lease consultant, Inc, in 1981. He is noted as one of the nation’s leading authorities in automobile leasing and finance. During his career, Mr. Loshin has consulted with virtually every major national and regional bank, auto manufacturer and their captive finance companies, investment banks, and service companies to the auto finance industry. More recently, Mr. Loshin has specialized in venture capital, business development, the Internet and the entertainment industry. Mr. Loshin has held the post of Post-Doctoral Fellow at UC Berkeley following his education at New York University, The London School of Economics and UC, Berkeley. Mr. Loshin is the Co-Author of The Auto Lending and Leasing Manual published by Warren, Gorham and Lamont and Founded and serves as the Co-Managing Director of The Association Of Consumer Vehicle Lessors (ACVL.net) whose member account for over 85% of all consumer automobile leasing in the US. He is Co-Founder of First Wives World, Inc. (firstwivesworld.com), the leading Internet resource center for women experiencing divorce. Mr. Loshin has served as Board member of The New York Ballet Theater and is actively working on funding for both Broadway musicals and a movie for a leading Broadway Producer. He continues to serve as a scholar consultant for The Gerson Lehrman Group (GLG).

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

During the 2013 fiscal year, the following persons were directors, officers or 10% or more beneficial owners who failed to timely file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years. For each such person, the number of late reports, the number of transactions that were not reported on a timely basis, and any known failure to file a required Form are set forth by their name.

Trisha Malone: 2 transactions for which no form has been filed

Larry Zielke: 1 transaction for which no form has been filed

Walker River Investments Corp.: 1 transaction for which no form has been filed

Code of Ethics

Our Board of Directors has adopted a code of ethics covering all of our executive officers and key employees. A copy of our code of ethics is included as an Exhibit under Item 15 and will be furnished without charge to any person upon written request. Requests should be sent to: Gepco, Ltd. c/o Trisha Malone, 9025 Carlton Hills Blvd, Ste. B, Santee, CA 92071.

Committees

Our current Board held no meetings during the fiscal year ended December 31, 2013. The Company does not have standing nominating, audit or compensation committees. The Board of Directors believes that it is not necessary to have a standing audit, nominating or compensation committee at this time because, given the Company’s size, the functions of such committees are adequately performed by the Board of Directors. Ms. Malone has been designated by the Board of Directors as the “audit committee financial expert.” Ms. Malone is not considered “independent” as defined by the Nasdaq Marketplace Rules. Further, none of our directors qualifies as “independent” or provides any independent oversight of our audit or compensation processes.

Item11.	EXECUTIVE COMPENSATION

The following table provides information as to compensation of all named executive officers of the Company, as defined under Item 402 of Regulation S-K, for each of the Company’s last two fiscal years, or the last fiscal year if the named executive officer was not a named executive officer in the previous fiscal year.

Name and principal position	Year	Salary	All Other Compensation	Total

Trisha Malone, Chief Financial Officer, President and Director (1)(3)	2013 2012	n/a $45,000	$19,800 (5) $25,000 (4)	$19,800 $70,000
Larry A. Zielke, Vice President, Corporate Counsel and Director (2)	2013 2012	n/a n/a	$9,900(5) n/a	$9,900 n/a
Angelique de Maison Executive Chairman (3)	2013 2012	n/a n/a	n/a n/a	n/a n/a
Peter Voutsas Chief Executive Officer Chief Investment Officer and Director (3)	2013 2012	n/a n/a	n/a n/a	n/a n/a
Nicholas Marlin Chief Marketing Officer and Director(3)	2013 2012	n/a n/a	n/a n/a	n/a n/a
Ronald Loshin Chief Creative Officer and Director (3)	2013 2012	n/a n/a	n/a n/a	n/a n/a

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

(3)     The Acquisition was consummated (the “Closing”) on December 6, 2013, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the Agreement, GemVest and the Company agreed to the following covenants regarding management of the Company for a period of five years from the date of Closing:

•	Angelique de Maison shall serve as Executive Chairman of the Company and of GemVest, Peter Voutsas shall serve as Chief Executive Officer and Chief Investment Officer of the Company and of GemVest, Trisha Malone shall serve as President, Chief Financial Officer and Secretary of the Company and Chief Financial Officer, Chief Operating Officer and Secretary of GemVest, Nicholas Marlin shall serve as Chief Marketing Officer the Company and President and Chief Marketing Officer of GemVest and Ronald Loshin shall serve as Chief Creative Officer of the Company and of GemVest.

•	The Board of the Company shall consist of six directors: Angelique de Maison, Peter Voutsas, Trisha Malone, Larry Zielke, Ronald Loshin and Nicholas Marlin. The Board of GemVest shall consist of five directors: Angelique de Maison, Peter Voutsas, Trisha Malone, Ronald Loshin and Nicholas Marlin.

(4)     The “All Other Compensation” paid to Ms. Malone in 2012 consisted of 250,000 restricted shares of Common Stock the Board of Directors of the Company elected to issue on July 10, 2012 as equity awards in lieu of partial payment to director and Chief Financial Officer Trisha Malone. The five day market value on the day of the grants was $0.10 per share. The value of these shares at the market price was recorded as legal and professional fee expense.

(5)     On April 16, 2013 the Board of Directors granted Trisha Malone 2,000,000 shares of Common Stock valued at $19,800 as advance payment for services to be performed as Chief Executive Officer, Chief Financial Officer and Secretary of the corporation and granted Larry A. Zielke 1,000,000 shares of Common Stock valued at $9,900 as advance payment for services to be performed as Vice President of the Corporation.

No executive officer received compensation during the fiscal year ended December 31, 2013 in excess of $100,000. There are no outstanding equity awards or options to any executive officer issued or outstanding for services to the Company.

Employment Agreements

The Company has not entered into any employment contracts.

DIRECTOR COMPENSATION

The Company has not historically paid any compensation to our current directors.

Item 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2014 for: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our named executive officers and directors; and (iii) all of our current named executive officers and directors as a group. Unless otherwise noted, we believe that each beneficial owner named in the table has sole voting and investment power with respect to the shares shown, subject to community property laws where applicable.  An asterisk (*) denotes beneficial ownership of less than one percent.

	Beneficial Ownership
Name (1)	Number of Shares	Percent of Class (2)
Gil-Galad Foundation	14,000,000	6.33%
Total 5% Owners as a group	14,000,000	6.33%

Angelique de Maison (3)	88,701,872	40.09%
Peter Voutsas	37,771,176	17.07%
Trisha Malone	10,265,000	4.64%
Ronald Loshin	10,581,500	4.78%
Nicholas Marlin	3,000,000	1.36%
Larry A. Zielke	1,000,000	0.45%
All executive officers and directors as a group (four persons)	151,319,548	68.39%

(1)	The address for each of the above noted individuals is c/o 9025 Carlton Hills Blvd., Ste. B, Santee, CA 92071.
(2)	The percentage ownership reflected in the table is based on 221,252,555 shares of Common Stock outstanding as of March 26, 2014.
(3)	Includes 18,500,000 shares owned by Kensington & Royce, Ltd. of which Ms. De Maison is an Officer and Majority Shareholder.

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

On October 15, 2013, Gepco, Ltd. (the “Company”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with GemVest, Ltd. pursuant to which the Company purchased (the “Acquisition”)100% of the issued and outstanding capital stock (“GemVest Shares”) of GemVest, Ltd., a Nevada corporation (“GemVest”). The purchase price for the Shares set forth therein is 150,000,000 shares of the Company’s restricted Common Stock. As a result, the shareholders of GemVest, Ltd. became control stockholders of the Company, holding an aggregate of 150,000,000 shares of Common Stock, representing approximately 77% of the voting control of the Company at closing on December 6, 2013.

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

On April 17, 2013, the Company issued an aggregate of 10,000,000 shares of its Common Stock to our then Chief Executive Officer, Chief Financial Officer, Secretary and director, Trisha Malone, to extinguish debt owed by the Company to Ms. Malone, and to retain her services as an officer of the Company. In addition, the Company issued 1,000,000 shares of Common Stock to our Vice President and Corporate Counsel, Larry A. Zielke to retain his services as an officer of the Company.

Loans from Thomas Hudson

On February 14, 2012, then Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was originally due on June 30, 2012. On August 17, 2012 Mr. Hudson agreed to extend the due date to September 30, 2012. The loan is currently in default. Should the Company, at its sole discretion, decide that it is not in a financial position to repay said funds in currency, both parties mutually agree that said amount repayable may be converted into common shares of the Company calculated at a rate per share of twenty five cents per share or at eighty percent (80%) of the previous week’s averaged closing price, whichever is the lesser. If the Company does not repay the loan in cash, as a penalty it shall provide Lender with one hundred thousand (100,000) options enabling him to purchase one hundred thousand (100,000) shares of Common Stock at a redemption price of twenty five cents ($.25) per share. Redemption of such options in entirety or in part is at the sole discretion of Lender. By way of interest on such loan, Lender shall be provided with two hundred thousand (200,000) options enabling him to purchase two hundred thousand (200,000) shares of Common Stock at a redemption price of twenty cents ($.20) per share being a total of forty thousand dollars ($40,000). Redemption of such options in entirety or in part is at the sole discretion of Lender. The options shall remain valid for a period of three years from the date of this Agreement, after which they shall become null and void. The loan was not repaid as of December 31, 2013. As the options were in lieu of interest, we recorded an interest expense at December 31, 2012 of $37,487, the fair value of the options.

Director Independence

The Company’s common stock is traded on the OTCQB, which does not maintain any standards regarding the independence of the directors on its Board of Directors.  In absence of such requirements, we have elected to use the definition for “director independence” under the NYSE MKT Rules.

Currently, we have six Directors, Angelique de Maison, Peter Voutsas, Trisha Malone, Nicholas Marlin, Ronald Loshin and Larry Zielke. None are considered “independent” as defined by the NYSE MKT Rules.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS, PLLC audited our financial statements for the fiscal year ended December 31, 2012 and performed the quarterly reviews for the fiscal year ended December 31, 2013. Aggregate fees billed to us by M&K CPAS, PLLC for professional services rendered with respect to the fiscal years ended December 31, 2012 and December 31, 2013 were as follows:

2012
Audit Fees	$24,000
Audit-Related Fees	0
Tax Fees	0
All Other Fees	0
$24,000

2013
Audit Fees	$14,700
Audit-Related Fees	0
Tax Fees	0
All Other Fees	0
$14,700

De Joya Griffith audited our financial statements for the fiscal year ended December 31, 2013. Aggregate fees billed to us by De Joya Griffith for professional services rendered with respect to the fiscal year ended December 31, 2013 were as follows:

2013
Audit Fees	$6,500
Audit-Related Fees	0
Tax Fees	0
All Other Fees	0
$6,500

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

Exhibit	Description
2.1	Stock Purchase Agreement dated October 15, 2013, by and between Gepco, Ltd. and GemVest, Ltd. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on October 15, 2013.
2.2	Exchange Agreement, dated March 23, 2011, by and among Kensington Leasing, Ltd., Wikifamilies SA, Malcolm Hutchinson, Robert Coleridge, Rigosa Finance Limited, and TC Holdings LLC. Incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K file on April 15, 2011.
2.3	Recision Agreement dated September 13, 2012 by and Among Wikifamilies Inc., and the founders of Wikifamilies SA. Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on September 13, 2012.
3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10 filed on January 15, 2009.
3.2	Amendment to the Articles of Incorporation filed May 1, 2009.*
3.3	Amendment to the Articles of Incorporation filed April 15, 2013.*
3.4	Amendment to the Articles of Incorporation filed September 11, 2013.*
3.5	Bylaws. Incorporated by reference to Exhibit 3.4 to Registration Statement on Form 10 filed on January 15, 2009.
3.6	Amendment to the Bylaws. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 7, 2010.
4.1	Securities Purchase Agreement, dated March 31, 2010, between Kensington Leasing, Ltd. and Angelique de Maison. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 5, 2010.
4.2	Option Purchase Agreement, dated April 9, 2010, between Kensington Leasing, Ltd. and Merrimen Investments, Inc. and Option to Purchase Common Stock dated April 9, 2010 issued to Merrimen Investments, Inc. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 15, 2010.
4.3	Notice of Exercise and Cancellation of Option, dated December 1, 2010, between Kensington Leasing, Ltd. and Angelique de Maison. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 3, 2010.
10.1	Stock Purchase Agreement, dated March 23, 2011, by and between Kensington Leasing, Ltd., and Angelique de Maison. Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K file on April 15, 2011.
10.2	Settlement Agreement and Releases dated December 22, 2011 by and between Wikifamilies, Inc..; Kenneth Rotman; Sumercom, LLC; Allianex, LLC; Mytechcard, LLC; Allianex, Corp.; Zirk Engelbrecht; and Angelique de Maison. Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K file on April 16, 2012.
10.3	Employment Agreement dated March 26, 2014 by and between GemVest, Ltd. and Peter Voutsas.*
14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on July 9, 2010.
21.1	Subsidiaries*
31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following financial information from the Annual Report on Form 10-K of Gepco, Ltd. for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2013; (2) Statements of Operations from GemVest, Ltd. inception through December 31, 2013; (3) Statements of Stockholders’ Equity from GemVest, Ltd. inception through December 31, 2013; (4) Statements of Cash Flows from GemVest, Ltd. inception through December 31, 2013; and (5) Notes to Financial Statements.*
*	Filed with this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gepco, Ltd.
Date: March 31, 2014	By: /s/ Trisha Malone Trisha Malone President, Chief Financial Officer, Corporate Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trisha Malone	President, Chief Financial Officer, Corporate Secretary and Director	March 31, 2014
Trisha Malone

/s/ Peter Voutsas	Chief Executive Officer, Chief Investment Officer and Director	March 31, 2014
Peter Voutsas

/s/ Angelique de Maison	Executive Director	March 31, 2014
Angelique de Maison

/s/ Nicholas Marlin	Chief Marketing Officer, Director	March 31, 2014
Nicholas Marlin

/s/ Ronald Loshin	Chief Creative Officer, Director	March 31, 2014
Ronald Loshin

/s/ Larry A. Zielke	Vice President, Corporate Counsel, Director	March 31, 2014
Larry A. Zielke

GEPCO, LTD. AND SUBSIDIARY

Financial Statements

From Inception (October 2, 2013) to December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Gepco, Ltd.

We have audited the accompanying consolidated balance sheet of Gepco, Ltd. and subsidiary (A Development Stage Company) (the “Company”) as of December 31, 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the period from inception (October 2, 2013) through December 31, 2013. Gepco, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gepco, Ltd. and subsidiary (A Development Stage Company) as of December 31, 2013 and the results of its operations and its cash flows for the period from inception (October 2, 2013) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

March 26, 2014

Corporate Headquarters:

De Joya Griffith, LLC

2580 Anthem Village Drive, Henderson, NV 89052 Phone: (702) 563-1600 Fax: (702) 920-8049

Gepco, Ltd.

(A Development Stage Company)

Consolidated Balance Sheet

(Audited)

December 31, 2013
ASSETS

TOTAL ASSETS	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts payable and accrued liabilities	27,087
Convertible notes (net of discount of $109,498)	119,951
Advances payable	1,261
Note payable to related parties - in default	50,000
Total current liabilities	198,299
Total liabilities	198,299

Stockholders' Deficit
Preferred stock, $.001 par value, 15,000,000 shares authorized, none issued and outstanding	–
Common stock, $.001 par value, 250,000,000 shares authorized 193,582,555 issued and outstanding	193,583
Deficit accumulated during development stage (inclusive of deficit assumed at merger)	(391,882)
Total stockholders deficit	(198,299)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$–

See notes to consolidated financial statements.

Gepco, Ltd.

(A Development Stage Company)

Consolidated Statement of Operations

(Audited)

From October 2, 2013 (GemVest, Ltd. Inception) to December 31, 2013

Revenue	$–
Cost of goods sold	–
Gross profit/(loss)	–

Operating expenses
General and administrative	1,772
Legal and accounting	13,523
Total expenses	15,295

Operating loss	(15,295)

Interest expense	(7,812)
Other expense	(7,812)

Net loss	$(23,107)

Loss per share, basic	$(0.0001)

Weighted average common shares, basic	162,106,265

See notes to consolidated financial statements.

Gepco, Ltd.

(A Development Stage Company)

Consolidated Statement of Stockholders' Deficit

From October 2, 2013 (GemVest, Ltd. Inception) to December 31, 2013

(Audited)

	Number of Shares Outstanding	Common Stock at Par Value	Deficit Accumulated During Exploration Stage	Total Stockholders' Deficit

Stocks issued in acquisition	150,000,000	$150,000	$(150,000)	$–
Effect of reverse merger	43,582,555	43,583	(218,775)	(175,192)
Net loss	–	–	(23,107)	(23,107)

Balance at December 31, 2013	193,582,555	$193,583	$(391,882)	$(198,299)

See notes to consolidated financial statements.

Gepco, Ltd.

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Audited)

From October 2, 2013 (GemVest, Ltd. Inception) to December 31, 2013
Cash flows from operating activities
Net loss	$(23,107)

Adjustment to reconcile net loss to net cash used in operations
Amortization of debt discount	6,535

Cash used in operations
Accounts payable and accrued liabilities	4,368
Accrued interest	1,277
Total cash used in operations	(10,927)

Cash from financing activities
Proceeds from convertible notes	10,927
Total cash from financing activities	10,927

DECREASE IN CASH	–

BEGINNING CASH	–

ENDING CASH	$–

Supplemental disclosure of cash flow information:
Interest paid	$–
Income taxes paid	$–

Supplemental disclosure of non-cash investing activities:
Accounts payable acquired in reverse merger	$(22,719)
Advances payable in reverse merger	$(1,261)
Convertible notes, related party (net of $116,033 debt discount) acquired in reverse merger	$(101,212)
Note payable acquired in reverse merger	$(50,000)

See notes to consolidated financial statements.

Gepco, Ltd.

(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

NOTE 1: HISTORY OF OPERATIONS

Gepco, Ltd. (“Gepco, Ltd.” or the “Company”) was incorporated on June 27, 2008 in the State of Nevada as Kensington Leasing, Ltd.  The Company’s initial business plan was to specialize in leasing equipment to a select clientele. Because it took longer than anticipated to launch the Company’s leasing business, the Company elected to investigate additional lines of business.  The leasing business generated minimal revenues since inception and has been discontinued.

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

On May 20, 2011, the Company acquired all of the outstanding equity securities of Wikifamilies SA (the “Wikifamilies acquisition”), making Wikifamilies SA a wholly owned subsidiary of Kensington Leasing, Ltd. For accounting purposes, the Wikifamilies acquisition was treated as a reverse acquisition with Wikifamilies SA treated as the acquirer and Kensington Leasing, Ltd. as the acquired party. As a result, the business and financial information included in previous reports was the business and financial information of Wikifamilies SA prior to May 20, 2011 and the combined entity after May 20, 2011.

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

On September 8, 2012, the Company and the founders of Wikifamilies SA entered into a Rescission Agreement, whereby the share consideration originally tendered by the corporation for the acquisition of the Wikifamilies SA assets, was rescinded by mutual agreement. This Rescission unwound the March 23, 2011, Exchange Agreement between Wikifamilies Inc. and Wikifamilies SA, and Wikifamilies SA agreed to return the remaining 26,925,000 shares to Wikifamilies treasury, being the full balance of the original 31,500,000 shares tendered as part of the original Exchange Agreement and the Company returned its interest in Wikifamilies SA to the Wikifamilies SA founders. The Wikifamilies SA founders retained all assets and liabilities of Wikifamilies SA. Additionally, Wikifamilies, Inc forgave the intercompany loans from Wikifamilies Inc. to Wikifamilies SA in full compensation for non-payment of salaries, fees and expenses to the founders.

On September 10, 2012, the full Board of Directors of the Company elected John Karlsson, Dan Clayton and Vincent Qi as Members of the Board of Directors.

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

On August 27, 2013, the Company held a Special Meeting of Shareholders.  At the Special Meeting, the Shareholders of the Company approved the change in the Corporation’s name from Wikifamilies, Inc. to Gepco, Ltd. On September 11, 2013, the Company filed an amendment to its Articles of Incorporation to, inter alia, change its name to Gepco, Ltd. from Clairnet, Ltd. (Wikifamilies, Inc.) In conjunction with the amendment, the Company filed with FINRA to change its name and ticker symbol. Effective October 8, 2013, the Company’s common stock, which was previously traded under the ticker symbol “WFAM” on the OTCQB market, began trading under the new ticker symbol “GEPC”.

On October 15, 2013, Gepco, Ltd. (the “Company”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with GemVest, Ltd. pursuant to which the Company agreed to purchase (the “Acquisition”) 100% of the issued and outstanding capital stock (“GemVest Shares”) of GemVest, Ltd., a Nevada corporation (“GemVest”) in exchange for 150,000,000 shares of the Company’s restricted Common Stock. The Acquisition was consummated (the “Closing”) on December 6, 2013, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended and resulted in a change in control of the Company. Pursuant to the Agreement, GemVest and the Company agreed to the following covenants regarding management of the Company for a period of five years from the date of Closing:

•	Angelique de Maison shall serve as Executive Chairman of the Company and of GemVest, Peter Voutsas shall serve as Chief Executive Officer and Chief Investment Officer of the Company and of GemVest, Trisha Malone shall serve as President, Chief Financial Officer and Secretary of the Company and Chief Financial Officer, Chief Operating Officer and Secretary of GemVest, Nicholas Marlin shall serve as Chief Marketing Officer the Company and President and Chief Marketing Officer of GemVest and Ronald Loshin shall serve as Chief Creative Officer of the Company and of GemVest.

•	The Board of the Company shall consist of six directors: Angelique de Maison, Peter Voutsas, Trisha Malone, Larry Zielke, Ronald Loshin and Nicholas Marlin. The Board of GemVest shall consist of five directors: Angelique de Maison, Peter Voutsas, Trisha Malone, Ronald Loshin and Nicholas Marlin.

•	If the Company’s EBITDA (as defined in GAAP) is not at least $750,000 for the fiscal year ended December 31, 2014, then on a pro rata basis, based on percentage of ownership of Gepco immediately prior to Closing, the shareholders of Gepco shall return to the Company one million shares of the Company’s Common Stock for each $10,000 increment by which EBITDA is less than $750,000.

Subsequent to the Closing of the Acquisition, GemVest became a wholly owned subsidiary of Gepco. For accounting purposes, GemVest is deemed the accounting acquirer.

For accounting purposes, the acquisition of GemVest by Gepco has been recorded as a reverse merger of a public company, with the exception that no goodwill is generated. Consequently, the historical financial information in the accompanying consolidated financial statements is that of Gemvest from its date of inception, October 2, 2013 and that of the combined entity from December 6, 2013 through December 31, 2013.  GemVest is a start-up development stage company that has had no revenue or expenses from its inception through December 31, 2013. As the Company was a shell company prior to the acquisition of GemVest, GemVest is the acquirer for accounting purposes, and future financial reporting shall be set forth as if GemVest acquired the Company. As a result of the Merger, Gepco now owns all of the assets, liabilities and operations of GemVest and ownership to all intellectual property rights for GemVest in the future.

Unless the context otherwise requires, references to the “Company” mean the Company and its subsidiary GemVest, Ltd. In the context of Common Stock, notes and other securities, references to the “Company” mean Gepco, Ltd. unless otherwise stated.

NOTE 2: GOING CONCERN

The Company has not generated any revenue since inception and has funded its operations primarily through the issuance of equity. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit during development stage of $391,882 at December 31, 2013. Accordingly, the Company’s ability to identify and accomplish a business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of Gepco, Ltd. and its 100% wholly-owned subsidiary, GemVest, Ltd. All intercompany balances and transactions have been eliminated in consolidation. As the Company was a shell company prior to the acquisition of GemVest, GemVest is the acquirer for accounting purposes, and future financial reporting shall be set forth as if GemVest acquired the Company. GemVest, Ltd. was incorporated on October 2, 2013 in the State of Nevada.  GemVest is a start-up development stage company that began selling and brokering high end rare investment grade diamonds in the first quarter of 2014, but had no revenue or significant expenses from its inception through December 31, 2013.

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

At the issuance of a series of convertible notes in 2013 the Company recorded a debt discount of $265,335. During the twelve months ended December 31, 2013, the Company recorded amortization of the BCF in connection with these convertible notes with a principal value of $310,788 in the amount of $155,837. This amortization has been reported after the Acquisition as a component of interest expense in the amount of $6,535 in the consolidated statement of operations and prior to the Acquisition as a component of retained earnings in the amount of $149,302 on the consolidated balance sheet. The debt discount balance at December 31, 2013 was $109,498 net of amortization.

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

NOTE 4: GEMVEST, LTD. ACQUISITION

On October 15, 2013, the Company entered into a Stock Purchase Agreement with GemVest pursuant to which the Company purchased 100% of the issued and outstanding capital stock of GemVest, a Nevada corporation in exchange for 150,000,000 shares of the Company’s restricted Common Stock which at closing represented approximately 77.49% of the Company’s outstanding Common Stock.

Subsequent to closing of the Acquisition, GemVest became a wholly owned subsidiary of Gepco. For accounting purposes, GemVest is deemed the accounting acquirer. As a result, the business and financial information included in the report is the business and financial information of GemVest prior to December 6, 2013 and the combined entity after December 6, 2013. The assets and liabilities of both companies were retained as of December 6, 2013 while the stockholder’s equity of Gepco prior to the acquisition was eliminated with the exception of accumulated deficit that exceeded the additional paid in capital balance. Such retained losses in the amount of $368,775 are included as a deficit assumed at merger.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2013.

In accordance with ASC 820, the following table presents the Company’s fair value hierarchy for its financial assets (investments) as of December 31, 2013:

Level	12/31/2013
Level 1	–
Level 2	–
Level 3	–

NOTE 6: CONVERTIBLE NOTES

The following table sets forth the outstanding Convertible Note indebtedness of the Company at the date indicated:

	Principal at December 31, 2013	Accrued Interest	Balance at December 31, 2013	Unamortized Debt Discount	Convertible Note Balance at December 31, 2013
Suprafin, Ltd.	$131,461	$10,317	$141,778	$(67,942)	$73,836
Sunatco, Ltd.	85,150	2,520	87,670	(41,556)	46,114
Total convertible notes	$216,611	$12,838	$229,449	$(109,498)	$119,951

On April 16, 2013 the Board of Directors elected to issue Convertible Notes to Trisha Malone in the amount of $40,000 for past services rendered which had been previously been recorded as accrued salaries, see Note 8: RELATED PARTY TRANSACTIONS, to Walker River Investments Corp. for costs paid for the custodianship proceeding in the amount of $44,177, and to Suprafin, Ltd. in the amount of $141,461 for past expenses paid on behalf of the Company which had previously been recorded as note payable, see Note 7: NOTES PAYABLE. These Convertible Notes are convertible into shares of the Company’s Common Stock at $.005 per share.

On April 16, 2013 Trisha Malone requested that her $40,000 Convertible Note be converted to 8,000,000 shares of Common Stock, and Walker River Investments Corp. requested that their $44,177 Convertible Note be converted to 8,835,480 shares of Common Stock. As these Convertible Notes were converted within the conversion term, there was no gain or loss on the conversion.

The Company accrued interest at 10% per annum on the Convertible Note for Suprafin, Ltd. Accrued interest in the amount of $10,317 is included in Suprafin, Ltd.’s note balance as of December 31, 2013. On October 15, 2013 Suprafin, Ltd. elected to convert $10,000 of their Note with the Company into 2,000,000 shares of the Company’s Common Stock.

On August 21, 2013 the Board of Directors elected to issue a Convertible Note to Sunatco, Ltd. up to $100,000 for loans for expenses paid on behalf of the Company. Through December 31, 2013, Sunatco, Ltd. loaned the Company a total of $85,150 for working capital needs including $37,601 in past expenses paid on behalf of the Company which had previously been recorded as note payable, see Note 7: NOTES PAYABLE. These Convertible Notes are convertible into shares of the Company’s Common Stock at $.01 per share. The Company accrued interest at 10% per annum on the Convertible Note for Sunatco, Ltd. Accrued interest in the amount of $2,520 is included in Sunatco, Ltd.’s note balance as of December 31, 2013.

The Company evaluated beneficial conversion feature as of issuance date of the Convertible Notes and recorded debt discount in the amount of $265,335. Debt discount is amortized over term of the Convertible Notes or at conversion of the note if earlier. As of December 31, 2013 $155,837 of the debt discount had been amortized leaving a balance of $109,498 unamortized.

NOTE 7: NOTES PAYABLE

The following table sets forth the outstanding advances and notes payable indebtedness of the Company at the date indicated:

Balance at December 31, 2013
Advances payable:
Suprafin, Ltd.	$1,261

Notes payable:
Thomas Hudson	50,000
Total notes payable	$51,261

Through December 31, 2012 Suprafin, Ltd. had loaned the Company a total of $103,944 for working capital needs and assumed $38,565 in loans due for a total loan balance of $142,509 as of December 31, 2012. These loans were provided at no interest, payable on demand. On April 16, 2013 the Board of Directors elected to issue a Convertible Note to Suprafin, Ltd. for past expenses paid totaling $141,461, the total amount due to Suprafin, Ltd. as of April 16, 2013. This note is convertible into shares of the Company’s Common Stock at $.005 per share. The balance due to Suprafin, Ltd. under the original loan not replaced by the Convertible Note is $1,261. See NOTE 6: CONVERTIBLE NOTES.

Through August 21, 2013 Sunatco, Ltd. had loaned the Company a total of $37,601 for working capital needs. These loans were provided at no interest, payable on demand. On August 21, 2013 the Board of Directors elected to issue a Convertible Note to Sunatco, Ltd. up to $100,000 for expenses paid on behalf of the Company. This note is convertible into shares of the Company’s Common Stock at $.01 per share. See NOTE 6: CONVERTIBLE NOTES.

On February 14, 2012, former Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was originally due on September 30, 2012. On August 17, 2012 Mr. Hudson agreed to extend the due date to September 30, 2012. The loan is currently in default. Should the Company, at its sole discretion, decide that it is not in a financial position to repay said funds in currency, both parties mutually agree that said amount repayable may be converted into common shares of the Company calculated at a rate per share of twenty five cents per share or at eighty percent (80%) of the previous week’s averaged closing price, whichever is the lesser. If the Company does not repay the loan in cash, as a penalty it shall provide Lender with one hundred thousand (100,000) warrants enabling him to purchase one hundred thousand (100,000) shares of Common Stock at a redemption price of twenty five cents ($.25) per share. Redemption of such warrants in entirety or in part is at the sole discretion of Lender. By way of interest on such loan, Lender shall be provided with two hundred thousand (200,000) warrants enabling him to purchase two hundred thousand (200,000) shares of Common Stock at a redemption price of twenty cents ($.20) per share being a total of forty thousand dollars ($40,000). Redemption of such warrants in entirety or in part is at the sole discretion of Lender. The options shall remain valid for a period of three years from the date of this Agreement, after which they shall become null and void. As the warrants were in lieu of interest, we recorded an interest expense as of December 31, 2012 of $37,487. The fair value of the warrants in lieu of interest expenses is valued using Black-Sholes option-pricing model. The loan was not repaid as of December 31, 2013.

NOTE 8: RELATED PARTY TRANSACTIONS

Common Stock Issuances

On April 16, 2013 the Board of Directors elected to issue Convertible Notes to Trisha Malone in the amount of $40,000 for past services rendered, Suprafin, Ltd. for past expenses paid totaling $141,461, and to Walker River Investments Corp. for costs paid for the custodianship proceeding in the amount of $44,177. These notes are convertible into shares of the Company’s Common Stock at $.005 per share. Trisha Malone requested that her $40,000 note be converted to 8,000,000 shares of Common Stock, and Walker River Investments Corp. requested that their $44,177 note be converted to 8,835,480 shares of Common Stock. On October 15, 2013 Suprafin, Ltd. elected to convert $10,000 of their Note with the Company into 2,000,000 shares of the Company’s Common Stock. Ms. Malone is an officer and director of the Company and is therefore a related party. Walker River Investments Corp. owned more than 10% of the Company following the conversion of their note into common stock and may therefore be considered a related party. Zirk de Maison is the husband of Angelique de Maison, our Executive Chairman and therefore may be considered a related party to the Company although Mr. and Mrs. de Maison individually disclaim beneficial ownership of the other’s property and investments. Mr. de Maison is the sole officer and shareholder of Suprafin, Ltd.

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

Notes and Loans

On February 14, 2012, former Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was due on September 30, 2012 and is currently in default. See Note 7: NOTES PAYABLE. Mr. Hudson is no longer a director of the Company.

On April 16, 2013 the Board of Directors elected to issue a Convertible Note to Suprafin, Ltd. for loans for past expenses paid totaling $141,461, the total amount due to Suprafin, Ltd. as of April 16, 2013. This note is convertible into shares of the Company’s Common Stock at $.005 per share. On October 15, 2013 Suprafin, Ltd. elected to convert $10,000 of their Note with the Company into 2,000,000 shares of the Company’s Common Stock leaving a principal balance due of $131,461 as of December 31, 2013. In addition the balance due to Suprafin, Ltd. under the original loan not replaced by the Convertible Note is $1,261 which remains due as of December 31, 2013. See NOTE 6: CONVERTIBLE NOTES and See Note 7: NOTES PAYABLE.

On August 21, 2013 the Board of Directors elected to issue a Convertible Note to Sunatco, Ltd. for up to $100,000 for loans for expenses paid on behalf of the Company. This note is convertible in to shares of the Company’s Common Stock at the rate of $0.01 per share. $85,150 had been borrowed under this note as of December 31, 2013. See Note 7: NOTES PAYABLE. Mr. de Maison is the sole officer and shareholder of Sunatco, Ltd.

Accrued Salaries

On April 16, 2013 the Board of Directors elected to issue a Convertible Note to Trisha Malone in the amount of $40,000 for accrued salaries for past services rendered and on the same day Trisha Malone requested that her Convertible Note be converted to shares of Common Stock. As of December 31, 2013 there were no accrued salaries due.

NOTE 9: INCOME TAXES

FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.

The total deferred tax asset is $8,087 which is calculated by multiplying a 35% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended December 31,	2013
Book loss for the year	$(23,107)
Adjustments:
–
Tax loss for the year	$(23,107)
Estimated effective tax rate	35%
Deferred tax asset	$(8,087)

The total valuation allowance is $8,087. Details for the year ended December 31, 2013 is as follows:

For the period ended December 31,	2013
Deferred tax asset	$8,087
Valuation allowance	(8,087)
Current taxes payable	–
Income tax expense	$–

The cumulative net loss carry forward of approximately $8,087 as of December 31, 2013 will expire beginning in the year 2029.

NOTE 10: COMMON STOCK

The authorized capital stock of Gepco, Ltd. consists of 250,000,000 shares of Common Stock, $0.001 par value per share, and 15,000,000 shares of Preferred Stock, par value of $0.001 per share. At December 31, 2013, there were outstanding 193,582,555 shares of Common Stock and no shares of Preferred Stock.

On February 14, 2012, the Company issued 200,000 warrants for the purchase of 200,000 shares of Common Stock at a redemption price of twenty cents ($.20) per share in connection with a loan agreement. Redemption of such warrants in entirety or in part is at the sole discretion of warrant holder. The warrants shall remain valid for a period of three years from the date of the loan or February 14, 2015, after which they shall become null and void. See NOTE 7: NOTES PAYABLE.

The following is a summary of warrant activity for the year ended December 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding - December 6, 3013:	200,000	$0.20	14.5 months
Warrants Issued	–	–
Warrants Exercised	–	–
Outstanding - December 31, 2013:	200,000	$0.20	13.7 months

On December 6, 2013, the Company issued 150,000,000 shares of Common Stock to the shareholders of GemVest, Ltd. upon closing of the Stock Purchase Agreement with GemVest, Ltd. as described in NOTE 4: GEMVEST ACQUISITION.

NOTE 11: NEW ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-05, Service Concession Arrangements (Topic 853), a consensus of the FASB Emerging Issues Task Force. The objective of the update is to specify that an operating entity should not account for a service concession arrangement within the scope of this update as a lease in accordance with Topic 840, Leases. It is effective for fiscal years beginning after December 15, 2014. The Company does not expect ASU 2014-05 to have a material effect on its financial condition, results of operation, or cash flows.

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

NOTE 12: SUBSEQUENT EVENTS

New Share Issuances

On January 13, 2014 Suprafin, Ltd. elected to convert $15,000 of their Convertible Note with the Company into 3,000,000 shares of the Company’s Common Stock.

On February 5, 2014 Suprafin, Ltd. elected to convert $113,350 of their Convertible Note with the Company into 22,670,000 shares of the Company’s Common Stock and Sunatco, Ltd. elected to convert $10,000 of their Convertible Note with the Company into 1,000,000 shares of the Company’s Common Stock.

On March 18, 2014 Sunatco, Ltd. elected to convert $10,000 of their Convertible Note with the Company into 1,000,000 shares of the Company’s Common Stock.

Other Events

On October 15, 2013 the Board of Directors approved the sale of up to 15,000,000 shares of Common Stock at a price of $0.10 per share. The sale of such shares began in March of 2014 with 350,000 shares sold as of the date of this filing recorded as subscription payable.

On January 23, 2014 the Company purchased a 10.76 carat, round cut, nearly colorless, Hearts and Arrows diamond for an undisclosed amount. This diamond was independently graded as “G” in color, SI1 in clarity with no florescence, triple excellent cut (excellent polish, cut and symmetry), and with perfect depth and table.

On March 19, 2014 the Company sold a 6.01 carat, round cut, nearly colorless diamond. This diamond was independently GIA graded as “G” in color, SI1 in clarity. The stone was taken in on consignment so GemVest had no exposure on the stone, which was sold on behalf of a third party for $195,000. GemVest made a 21.875% profit on the sale.

On March 27, 2014 the Company signed an Employment Agreement with Peter Voutsas in which the Company agreed to pay Mr. Voutsas a 2% commission on all sales in lieu of a salary. Mr. Voutsas and the Company also agreed in part that Mr. Voutsas, as the owner of Peter Marco, LLC, will continue to own and operate Peter Marco, LLC alongside his employment with the Company. As a substantial portion of the Company’s inventory will be located inside of Peter Marco, LLC’s storefront in Beverly Hills, California (dba Peter Marco Extraordinary Jewels of Beverly Hills); Mr. Voutsas agreed to devote all of Mr. Voutsas’s business time, energy and efforts first to the business of the Company and to use his best efforts and abilities faithfully and diligently to promote the Company’s business interests before the interests of Peter Marco, LLC. Mr. Voutsas agreed to display the inventory of the Company in a prime location at the storefront and to promote the sale of the Company’s inventory before the inventory of Peter Marco, LLC.

