Form 10-Q
period 2014-03-31
Gepco, Ltd.
filed 2014-05-14
CIK 1454010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to _________

Commission File Number: 000-53559

Gepco, Ltd.

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

On May 9, 2014, the Company had 231,109,790 outstanding shares of Common Stock, $.001 par value per share.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying consolidated financial statements of Gepco, Ltd. ( the “Company”, “Gepco, Ltd.”, “we” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Commission.

Gepco, Ltd.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash	$10,385	$–
Accounts receivable	125,000	–
Inventory	264,268	–
Total current assets	399,653	–

TOTAL ASSETS	$399,653	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts payable and accrued liabilities	$91,578	$27,087
Convertible notes, related party (net of discount of $39,018 and $109,498, respectively)	62,139	119,951
Advances payable	10,000	1,261
Note payable to related party	252,329	–
Note payable to related party - in default	50,000	50,000
Total current liabilities	466,046	198,299
Total liabilities	466,046	198,299

Stockholders' Deficit
Preferred stock, $.001 par value, 15,000,000 shares authorized none issued and outstanding	–	–
Common stock, $.001 par value, 250,000,000 shares authorized 221,252,555 and 193,582,555 issued and outstanding, respectively	221,253	193,583
Additional paid in capital	135,530	–
Subscriptions payable	35,000	–
Deficit accumulated during development stage	(458,176)	(391,882)
Total stockholders' deficit	(66,393)	(198,299)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$399,653	$–

See notes to consolidated financial statements.

Gepco, Ltd.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2014	From October 2, 2013 (GemVest, Ltd. Inception) to March 31, 2014

Revenue	$605,000	$605,000
Cost of goods sold	(533,900)	(533,900)
Gross profit	71,100	71,100

Operating expenses
General and administrative	17,146	18,918
Legal and accounting	27,380	40,903
Total expenses	44,526	59,821

Operating income	26,574	11,279

Interest expense	(92,867)	(100,679)
Other expense	(92,867)	(100,679)

Net loss	$(66,294)	$(89,401)

Loss per share - basic	$(0.00)	$(0.00)

Weighted average common shares - basic	210,495,666	186,510,643

See notes to consolidated financial statements.

Gepco, Ltd.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2014	From October 2, 2013 (GemVest, Ltd. Inception) to March 31, 2014
Cash flows from operating activities
Net loss	$(66,294)	$(89,401)

Adjustment to reconcile net loss to net cash used in operations
Amortization of debt discount	85,330	91,865

Changes in operating assets and liabilities
Accounts receivable	(125,000)	(125,000)
Inventory	(264,268)	(264,268)
Accounts payable and accrued liabilities	64,491	68,859
Accrued interest	2,329	2,329
Accrued interest included in convertible notes payable	5,208	6,485
Total cash used in operations	(298,204)	(309,131)

Cash from financing activities
Proceeds from advances	10,000	10,000
Repayment of advances	(1,261)	(1,261)
Proceeds from convertible notes	14,850	25,777
Proceeds from notes payable related party	250,000	250,000
Proceeds from subscriptions payable	35,000	35,000
Total cash from financing activities	308,589	319,516

INCREASE IN CASH	10,385	10,385

BEGINNING CASH	–	–

ENDING CASH	$10,385	$10,385

Supplemental disclosure of cash flow information:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash investing activities:
Accounts payable acquired in reverse merger	$–	$(22,719)
Advances payable in reverse merger	$–	$(1,261)
Convertible notes, related party (net of $116,033 debt discount) acquired in reverse merger	$–	$(101,212)
Note payable acquired in reverse merger	$–	$(50,000)
Shares issued to satisfy convertible notes	$148,350	$148,350

See notes to consolidated financial statements.

Gepco, Ltd.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

For the three months ended March 31, 2014

NOTE 1: HISTORY OF OPERATIONS

Gepco, Ltd. (“Gepco, Ltd.” or the “Company”) was incorporated on June 27, 2008 in the State of Nevada as Kensington Leasing, Ltd.  The Company’s initial business plan was to specialize in leasing equipment to a select clientele. Because it took longer than anticipated to launch the Company’s leasing business, the Company elected to investigate additional lines of business. The leasing business generated minimal revenues since inception and was discontinued.

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

The Court further ordered that all stock issued as a result of the September 7, 2012 Share Exchange Agreement between the Company and ClairNET Ltd., a Hong Kong entity and their shareholders, are declared null and void and ordered to be returned to the Company or its transfer agent for cancellation. The Court further ordered that the License Agreement between the Company and ClairNET, Ltd. a Hong Kong entity, is declared null and void.

Finally, the Court ordered the cancellation of an aggregate of 26,925,000 shares of Common Stock to effectuate the Company's September 8, 2012 Rescission agreement with the founders of Wikifamilies SA.

On April 9, 2013, the duly appointed Custodian of the Company appointed Trisha Malone and Larry A. Zielke as Members of the Board of Directors. Ms. Malone was also appointed as Chief Executive Officer, Chief Financial Officer and Secretary of the Company and Mr. Zielke was appointed as Vice President and Corporate Counsel.

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

On October 15, 2013, the “Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with GemVest, Ltd. pursuant to which the Company agreed to purchase (the “Acquisition”) 100% of the issued and outstanding capital stock (“GemVest Shares”) of GemVest, Ltd., a Nevada corporation (“GemVest”) in exchange for 150,000,000 shares of the Company’s restricted Common Stock. The Acquisition was consummated (the “Closing”) on December 6, 2013, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended and resulted in a change in control of the Company. Pursuant to the Agreement, GemVest and the Company agreed to the following covenants regarding management of the Company for a period of five years from the date of Closing:

•	Angelique de Maison shall serve as Executive Chairman of the Company and of GemVest, Peter Voutsas shall serve as Chief Executive Officer and Chief Investment Officer of the Company and of GemVest, Trisha Malone shall serve as President, Chief Financial Officer and Secretary of the Company and Chief Financial Officer, Chief Operating Officer and Secretary of GemVest, Nicholas Marlin shall serve as Chief Marketing Officer of the Company and President and Chief Marketing Officer of GemVest and Ronald Loshin shall serve as Chief Creative Officer of the Company and of GemVest.

•	The Board of the Company shall consist of six directors: Angelique de Maison, Peter Voutsas, Trisha Malone, Larry Zielke, Ronald Loshin and Nicholas Marlin. The Board of GemVest shall consist of five directors: Angelique de Maison, Peter Voutsas, Trisha Malone, Ronald Loshin and Nicholas Marlin.

•	If the Company’s EBITDA (as defined in GAAP) is not at least $750,000 for the fiscal year ended December 31, 2014, then on a pro rata basis, based on percentage of ownership of Gepco immediately prior to Closing, the shareholders of Gepco shall return to the Company one million shares of the Company’s Common Stock for each $10,000 increment by which EBITDA is less than $750,000.

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

NOTE 2: GOING CONCERN

The Company commenced generating revenues in March 2014 and has funded its operations primarily through the issuance of equity. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited cash flow and has an accumulated deficit during development stage of $458,176 at March 31, 2014. Accordingly, the Company’s ability to identify and accomplish a business strategy and to ultimately achieve profitable operations is solely dependent upon its ability to obtain additional debt or equity financing.

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

Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly- liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

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

Inventory

Inventory, which consists primarily of diamonds, gemstones and diamond and gemstone jewelry, is stated at the lower of cost or market. Cost is determined by the specific identification method. The specific identification method requires a business to identify each unit of merchandise with the unit's cost and retain that identification until the inventory is sold. Once a specific inventory item is sold, the cost of the unit is assigned to cost of goods sold.

The Company evaluates the need to record adjustments for impairment of inventory. As of March 31, 2014, the Company has not needed to adjust for impairment.

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

At the issuance of a series of convertible notes in 2013 and 2014 the Company recorded a total debt discount of $280,185. As of March 31, 2014, the Company has recorded amortization of the BCF in connection with these convertible notes with a principal value of $325,638 in the amount of $241,167. This amortization has been reported after the Acquisition as a component of interest expense in the amount of $91,865 in the consolidated statement of operations and prior to the Acquisition as a component of retained earnings in the amount of $149,302 on the consolidated balance sheet. The debt discount balance at March 31, 2014 was $39,018 net of amortization.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance based on historical write-off experience and customer specific data. If an amount has not been settled within its contractual payment term then it is considered past due. The Company reviews the allowance for doubtful accounts regularly and past due balances are reviewed for collectability. Account balances are charged off against the allowance when the Company believes that the amount will not be recovered.

The Company analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends, and changes in its customer payment terms and collection trends when evaluating the adequacy of its allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.

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

Subsequent to closing of the Acquisition, GemVest became a wholly owned subsidiary of the Company. For accounting purposes, GemVest is deemed the accounting acquirer. As a result, the business and financial information included in the report is the business and financial information of GemVest prior to December 6, 2013 and the combined entity after December 6, 2013. The assets and liabilities of both companies were retained as of December 6, 2013 while the stockholder’s equity of the Company prior to the acquisition was eliminated with the exception of accumulated deficit that exceeded the additional paid in capital balance. Such retained losses in the amount of $368,775 are included as a deficit assumed at merger.

NOTE 5: CONVERTIBLE NOTES

The following table sets forth the outstanding Convertible Note indebtedness of the Company at the date indicated:

	Principal at March 31, 2014	Accrued Interest	Balance at March 31, 2014	Unamortized Debt Discount	Convertible Note Balance at March 31, 2014
Suprafin, Ltd.	$3,111	$11,820	$14,931	$(1,107)	$13,824
Sunatco, Ltd.	80,000	6,226	86,226	(37,911)	48,315

Total convertible notes	$83,111	$18,046	$101,157	$(39,018)	$62,139

On April 16, 2013 the Board of Directors elected to issue Convertible Notes to Trisha Malone in the amount of $40,000 for past services rendered which had been previously been recorded as accrued salaries, see NOTE 8: RELATED PARTY TRANSACTIONS, to Walker River Investments Corp. for costs paid for the custodianship proceeding in the amount of $44,177, and to Suprafin, Ltd. in the amount of $141,461 for past expenses paid on behalf of the Company which had previously been recorded as note payable, see NOTE 6: NOTES PAYABLE. These Convertible Notes are convertible into shares of the Company’s Common Stock at $.005 per share.

On April 16, 2013 Trisha Malone requested that her $40,000 Convertible Note be converted to 8,000,000 shares of restricted Common Stock, and Walker River Investments Corp. requested that their $44,177 Convertible Note be converted to 8,835,480 shares of Common Stock. As these Convertible Notes were converted within the conversion term, there was no gain or loss on the conversion.

The Company accrued interest at 10% per annum on the Convertible Note for Suprafin, Ltd. Accrued interest in the amount of $11,820 is included in Suprafin, Ltd.’s note balance as of March 31, 2014. On October 15, 2013 Suprafin, Ltd. elected to convert $10,000 of their Note with the Company into 2,000,000 shares of the Company’s Common Stock. On January 13, 2014 Suprafin, Ltd. elected to convert $15,000 of their Convertible Note with the Company into 3,000,000 shares of the Company’s Common Stock. On February 5, 2014 Suprafin, Ltd. elected to convert $113,350 of their Convertible Note with the Company into 22,670,000 shares of the Company’s Common Stock. The principal balance of the Convertible Note was $3,111 as of March 31, 2014.

On August 21, 2013 the Board of Directors elected to issue a Convertible Note to Sunatco, Ltd. up to $100,000 for loans for expenses paid on behalf of the Company. Through March 31, 2014, Sunatco, Ltd. loaned the Company a total of $100,000 for working capital needs including $37,601 in past expenses paid on behalf of the Company which had previously been recorded as note payable, see NOTE 7: NOTES PAYABLE. These Convertible Notes are convertible into shares of the Company’s Common Stock at $.01 per share. The Company accrued interest at 10% per annum on the Convertible Note for Sunatco, Ltd. Accrued interest in the amount of $6,226 is included in Sunatco, Ltd.’s note balance as of March 31, 2014. On February 5, 2014 Sunatco, Ltd. elected to convert $10,000 of its Convertible Note with the Company into 1,000,000 shares of the Company’s Common Stock. On March 18, 2014 Sunatco, Ltd. elected to convert $10,000 of its Convertible Note with the Company into 1,000,000 shares of the Company’s Common Stock. The principal balance of the Convertible Note was $80,000 as of March 31, 2014.

The Company evaluated beneficial conversion feature as of issuance date of these four Convertible Notes and recorded total debt discount in the amount of $280,185. Debt discount is amortized over term of the Convertible Notes or at conversion of the note if earlier. As of March 31, 2014 $91,865 of the debt discount had been amortized leaving a balance of $39,018 unamortized.

NOTE 6: NOTES PAYABLE

The following table sets forth the outstanding advances and notes payable indebtedness of the Company at the date indicated:

	March 31, 2014
	Principal	Accrued Interest	Note Balance
Advances payable:
Sunatco, Ltd.	$10,000	$–	$10,000

Notes payable related parties:
Thomas Hudson	50,000	–	50,000
Ronald Loshin	250,000	2,329	252,329

Total notes payable	$310,000	$2,329	$312,329

Through December 31, 2012 Suprafin, Ltd. had loaned the Company a total of $103,944 for working capital needs and assumed $38,565 in loans due for a total loan balance of $142,509 as of December 31, 2012. These loans were provided at no interest, payable on demand. On April 16, 2013 the Board of Directors elected to issue a Convertible Note to Suprafin, Ltd. for past expenses paid totaling $141,461, the total amount due to Suprafin, Ltd. as of April 16, 2013. This note is convertible into shares of the Company’s Common Stock at $.005 per share. The balance due to Suprafin, Ltd. under the original loan not replaced by the Convertible Note is $1,261. See NOTE 5: CONVERTIBLE NOTES. This balance was repaid to Suprafin, Ltd. during the three months ended March 31, 2014.

Through August 21, 2013 Sunatco, Ltd. had loaned the Company a total of $37,601 for working capital needs. These loans were provided at no interest, payable on demand. On August 21, 2013 the Board of Directors elected to issue a Convertible Note to Sunatco, Ltd. up to $100,000 for expenses paid on behalf of the Company. This note is convertible into shares of the Company’s Common Stock at $.01 per share. See NOTE 5: CONVERTIBLE NOTES. Sunatco, Ltd. has loaned the Company a total of $110,000 to date, $100,000 in Convertible Notes and $10,000 as an additional loan at no interest and no set repayment terms.

On February 14, 2012, former Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was originally due on September 30, 2012. On August 17, 2012 Mr. Hudson agreed to extend the due date to September 30, 2012. The loan is currently in default. Should the Company, at its sole discretion, decide that it is not in a financial position to repay said funds in currency, both parties mutually agree that said amount repayable may be converted into common shares of the Company calculated at a rate per share of twenty five cents per share or at eighty percent (80%) of the previous week’s averaged closing price, whichever is the lesser. If the Company does not repay the loan in cash, as a penalty it shall provide Lender with one hundred thousand (100,000) warrants enabling him to purchase one hundred thousand (100,000) shares of Common Stock at a redemption price of twenty five cents ($.25) per share. Redemption of such warrants in entirety or in part is at the sole discretion of Lender. By way of interest on such loan, Lender shall be provided with two hundred thousand (200,000) warrants enabling him to purchase two hundred thousand (200,000) shares of Common Stock at a redemption price of twenty cents ($.20) per share being a total of forty thousand dollars ($40,000). Redemption of such warrants in entirety or in part is at the sole discretion of Lender. The options shall remain valid for a period of three years from the date of this Agreement, after which they shall become null and void. As the warrants were in lieu of interest, we recorded an interest expense as of December 31, 2012 of $37,487. The fair value of the warrants in lieu of interest expenses is valued using Black-Sholes option-pricing model. The loan was not repaid as of March 31, 2014.

On January 22, 2014, director Ronald Loshin loaned the Company a total of $250,000 for the purchase of inventory under a Promissory Note. The Promissory Note accrues interest at 5% per annum and the principal and accrued interest is due and payable immediately upon the sale of the investment grade diamond purchased with the funds received. Accrued interest in the amount of $2,329 is included in Mr. Loshin’s note balance of $252,329 as of March 31, 2014.

NOTE 7: RELATED PARTY TRANSACTIONS

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

Also on April 16, 2013 the Board of Directors granted Trisha Malone 2,000,000 shares of Common Stock valued at $19,800 as advance payment for services to be performed as Chief Executive Officer, Chief Financial Officer and Secretary of the corporation and granted Larry A. Zielke 1,000,000 shares of Common Stock valued at $9,900 as advance payment for services to be performed as Vice President of the Company.

Notes and Loans

On February 14, 2012, former Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was due on September 30, 2012 and is currently in default. See NOTE 6: NOTES PAYABLE. Mr. Hudson is no longer a director of the Company.

On April 16, 2013 the Board of Directors elected to issue a Convertible Note to Suprafin, Ltd. for loans for past expenses paid totaling $141,461, the total amount due to Suprafin, Ltd. as of April 16, 2013. This note is convertible into shares of the Company’s Common Stock at $.005 per share. Suprafin, Ltd. has elected to convert a total of $138,350 of their Note with the Company into 27,670,000 shares of the Company’s Common Stock leaving a principal balance due of $3,111 as of March 31, 2014. In addition the balance due to Suprafin, Ltd. under the original loan not replaced by the Convertible Note was $1,261 which was repaid during the three months ended March 31, 2014. See NOTE 5: CONVERTIBLE NOTES and NOTE 6: NOTES PAYABLE.

On August 21, 2013 the Board of Directors elected to issue a Convertible Note to Sunatco, Ltd. for up to $100,000 for loans for expenses paid on behalf of the Company. This note is convertible into shares of the Company’s Common Stock at the rate of $0.01 per share. $100,000 had been borrowed under this note as of March 31, 2014. Sunatco, Ltd. has elected to convert a total of $20,000 of their Note with the Company into 2,000,000 shares of the Company’s Common Stock leaving a principal balance due of $80,000 as of March 31, 2014. In addition, Sunatco, Ltd. has loaned the Company $10,000 as an additional loan at no interest and no set repayment terms. See NOTE 5: CONVERTIBLE NOTES and NOTE 6: NOTES PAYABLE. Mr. de Maison is the sole officer and shareholder of Sunatco, Ltd.

Accrued Salaries

On April 16, 2013 the Board of Directors elected to issue a Convertible Note to Trisha Malone in the amount of $40,000 for accrued salaries for past services rendered and on the same day Trisha Malone requested that her Convertible Note be converted to shares of Common Stock. As of March 31, 2014 there were no accrued salaries due.

NOTE 8: COMMON STOCK

The authorized capital stock of Gepco, Ltd. consists of 250,000,000 shares of Common Stock, $0.001 par value per share, and 15,000,000 shares of Preferred Stock, par value of $0.001 per share. At March 31, 2014, there were outstanding 221,252,555 shares of Common Stock and no shares of Preferred Stock.

On February 14, 2012, the Company issued 200,000 warrants for the purchase of 200,000 shares of Common Stock at a redemption price of twenty cents ($.20) per share in connection with a loan agreement. Redemption of such warrants in entirety or in part is at the sole discretion of warrant holder. The warrants shall remain valid for a period of three years from the date of the loan or February 14, 2015, after which they shall become null and void. See NOTE 6: NOTES PAYABLE.

The following is a summary of warrant activity for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding - December 6, 3013:	200,000	$0.20	14.5 months
Warrants Issued	–	–
Warrants Exercised	–	–
Outstanding - December 31, 2013:	200,000	$0.20	13.7 months

Warrants Issued	–	–
Warrants Exercised	–	–
Outstanding - March 31, 2014	200,000	$0.20	10.7 months

On December 6, 2013, the Company issued 150,000,000 shares of Common Stock to the shareholders of GemVest, Ltd. upon closing of the Stock Purchase Agreement with GemVest, Ltd. as described in NOTE 4: GEMVEST ACQUISITION.

From October 15, 2013 through March 31, 2014, Suprafin, Ltd. elected to convert a total of $138,350 of their Note with the Company into 27,670,000 shares of the Company’s Common Stock. See NOTE 5: CONVERTIBLE NOTES and NOTE 6: NOTES PAYABLE.

From February 5, 2013 through March 31, 2014, Sunatco, Ltd. elected to convert a total of $20,000 of their Note with the Company into 2,000,000 shares of the Company’s Common Stock. See NOTE 5: CONVERTIBLE NOTES and NOTE 6: NOTES PAYABLE.

On October 15, 2013 the Board of Directors approved the sale of up to 15,000,000 shares of Common Stock at a price of $0.10 per share. The sale of such shares began in March of 2014 with 350,000 shares sold as of the March 31, 2014 recorded as subscription payable.

NOTE 9: NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 10: SUBSEQUENT EVENTS

New Share Issuances

On April 9, 2014, Sunatco, Ltd. elected to convert the entire $80,000 principal amount of their debt and $5,072.35 in accrued interest into 8,507,235 shares of Common Stock.

On October 15, 2013 the Board of Directors approved the sale of up to 15,000,000 shares of Common Stock at a price of $0.10 per share. The sale of such shares began in March of 2014 with 350,000 shares sold as of March 31, 2014 recorded as subscription payable. On April 11, 2014 the Company requested the issuance of these 350,000 shares of Common Stock. An additional 1,000,000 shares were sold on April 17, 2014 and were issued on May 8, 2014.

Other Events

On April 29, 2014, the Company signed a letter of intent with Peter Marco, LLC to acquire 100% of its outstanding equity interests, which are owned by Peter Voutsas, Gepco’s CEO. The purchase price shall be payable in cash, Company common stock, and a purchase money note in amounts based upon good faith negotiation after receipt of a third party appraisal. The closing of this transaction is subject to definitive documentation and the satisfaction of all conditions set forth therein, and is expected to occur in late July 2014.

Item 2: Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2013.

Forward Looking Statements

This discussion and the accompanying financial statements (including the notes thereto) may contain “forward-looking statements” that relate to future events or our future financial performance, which are made pursuant to the safe harbor provisions of the Exchange Act. The forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update any forward-looking statements.

Overview

GemVest, Ltd. was incorporated on October 2, 2013 in the State of Nevada.  GemVest is a start-up development stage company that commenced material operations in March 2014.

The Company sells and brokers high end rare investment grade diamonds that are obtained from wholesale diamond cutters all over the world with which our Chief Executive Officer, Peter Voutsas, has long, outstanding relationships and from individuals and estates seeking liquidity who possess investment grade diamonds and heirloom quality jewelry.

As the Company was a shell company prior to the acquisition of GemVest, GemVest is the acquiror for accounting purposes, and future financial reporting shall be set forth as if GemVest acquired the Company.

Critical Accounting Policies and Estimates

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

Results of Operations For the Three Months Ended March 31, 2014

GemVest is a development stage company that had no revenue or expenses since its inception until March 2014. Gepco has incurred expenses required to operate as a publicly reporting company. There is no comparative financial information available due to the fact the company was organized in October 2013 and did not commence significant operations until March 2014.

Revenues

Revenue for the three months ended March 31, 2014 was $605,000 from the sales of diamond jewelry. We expect revenues for 2014 to increase as we continue to implement our business plan.  The rate at which our revenues will increase will depend on how quickly we can purchase inventory for sale and the amount of sales generated.

Operating Expenses

Sales, general and administrative expenses for the three months ended March 31, 2014 were $17,146. Legal and accounting expenses for the three months ended March 31, 2014 were $27,380. We expect selling, general and administrative and legal and accounting expenses for 2014 to trend significantly upward as we begin to bring in additional sales and marketing personnel necessary to grow our business and to service the significant demand we expect for our products and services.

Other Income/(Expense)

Other expense for the three months ended March 31, 2014 was $92,867 which consisted of interest expense on convertible notes payable and amortization of debt discount related to these convertible notes. We will continue to incur interest expense and debt discount amortization until the convertible notes payable are paid or converted in full.

Due to the losses during the period the Company has not recorded a provision for income taxes.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2014 we had a working capital deficit of $66,393. For the three months ended March 31, 2014, we used $298,204 in cash for operations; and generated cash from financing activities in the amount of $308,589; $35,000 from the sale of common stock, $14,850 in convertible notes payable, $10,000 in advances payable and $250,000 from related party loans, and repaid $1,261 in advances payable.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, the Company did not have any off-balance sheet debt nor did it have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, the Company has determined that with the small size of its staff, its system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 15, 2013 the Board of Directors approved the sale of up to 15,000,000 shares of Common Stock at a price of $0.10 per share. The sale of such shares began in March of 2014 with a total of 1,350,000 shares sold as of the date of this filing.

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

Item 6. Exhibits

Exhibit No.	Description
10.1	Employment Agreement dated March 26, 2014 by and between GemVest, Ltd. and Peter Voutsas. Incorporated by reference to the exhibit 10.13 to Annual Report on Form 10-K filed on March 31, 2014.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instances Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEPCO, LTD.

Date: May 14, 2014	By:	/s/ Trisha Malone
Trisha Malone President, Chief Financial Officer and Secretary

	By:	/s/ Peter Voutsas
Peter Voutsas
Chief Executive Officer

