Form 10-Q
period 2014-06-30
Gepco, Ltd.
filed 2014-08-07
CIK 1454010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, a non –accelerated filer, or a smaller reporting company.   See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]

Non-accelerated filer	[_]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [_]   No  [X]

On August 7, 2014, the Company had 156,109,790 outstanding shares of Common Stock, $.001 par value per share.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying consolidated financial statements of Gepco, Ltd. ( the “Company”, “Gepco, Ltd.”, “we” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto, which are included in the 2013 Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2014.

Gepco, Ltd.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash	$6,716	$–
Accounts receivable	76,000	–
Inventory	301,268	–
Total current assets	383,984	–

TOTAL ASSETS	$383,984	$–

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Liabilities
Accounts payable and accrued liabilities	$24,439	$27,087
Convertible notes (net of discount of $0 and $109,498, respectively)	–	119,951
Advances payable	10,000	1,261
Note payable	10,077	–
Note payable to related parties	257,876	–
Note payable to related parties - in default	50,000	50,000
Total current liabilities	352,392	198,299
Total liabilities	352,392	198,299

Stockholders' Equity/(Deficit)
Preferred stock, $.001 par value, 15,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $.001 par value, 250,000,000 shares authorized, 156,109,790 and 118,582,555 issued and outstanding, respectively	156,110	118,583
Additional paid in capital	420,745	75,000
Deficit accumulated during development stage	(545,263)	(391,882)
Total stockholders' equity/(deficit)	31,592	(198,299)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$383,984	$–

See notes to consolidated financial statements.

Gepco, Ltd.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	From October 2, 2013 (GemVest, Ltd. Inception) to June 30, 2014

Revenue	$(75,000)	$530,000	$530,000
Cost of goods sold	75,000	(458,900)	(458,900)
Gross profit	–	71,100	71,100

Operating expenses
General and administrative	9,192	26,338	28,110
Legal and accounting	36,838	64,218	77,741
Total expenses	46,030	90,556	105,851

Operating loss	(46,030)	(19,456)	(34,751)

Interest expense	(41,058)	(133,925)	(141,737)
Other expense	(41,058)	(133,925)	(141,737)

Net loss	$(87,087)	$(153,380)	$(176,487)

Loss per share - basic	$(0.00)	$(0.00)

Weighted average common shares - basic	154,927,835	145,418,304

See notes to consolidated financial statements.

Gepco, Ltd.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2014	From October 2, 2013 (GemVest, Ltd. Inception) to June 30, 2014
Cash flows from operating activities
Net loss	$(153,380)	$(176,487)

Adjustment to reconcile net loss to net cash used in operations
Amortization of debt discount	124,347	130,882

Cash used in operations
Accounts receivable	(76,000)	(76,000)
Inventory	(301,268)	(301,268)
Accounts payable and accrued liabilities	(2,648)	1,720
Accrued interest included in notes payable	5,522	5,522
Accrued interest included in convertible notes payable	4,054	5,331
Total cash used in operations	(399,373)	(410,300)

Cash from financing activities
Proceeds from advances	10,000	10,000
Repayment of advances	(1,261)	(1,261)
Proceeds from notes payable	10,000	10,000
Proceeds from convertible notes	14,850	25,777
Repayment of convertible notes	(12,500)	(12,500)
Proceeds from notes payable related party	250,000	250,000
Proceeds from sales of common stock	135,000	135,000
Total cash from financing activities	406,089	417,016

INCREASE IN CASH	6,716	6,716

BEGINNING CASH	–	–

ENDING CASH	$6,716	$6,716

Supplemental disclosure of cash flow information:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash investing activities:
Accounts payable acquired in reverse merger	$–	$(22,719)
Advances payable in reverse merger	$–	$(1,261)
Convertible notes, related party (net of $116,033 debt discount) acquired in reverse merger	$–	$(101,212)
Note payable acquired in reverse merger	$–	$(50,000)
Convertible debt converted to common stock shares	$233,422	$–

See notes to consolidated financial statements.

Gepco, Ltd.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

For the three months ended June 30, 2014

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

On September 8, 2012, the Company and the founders of Wikifamilies SA entered into a Rescission Agreement, whereby the share consideration originally tendered by the corporation for the acquisition of the Wikifamilies SA assets, was rescinded by mutual agreement. This Rescission unwound the March 23, 2011, Exchange Agreement between Wikifamilies Inc. and Wikifamilies SA, and Wikifamilies SA agreed to return the remaining 26,925,000 shares to Wikifamilies treasury, being the full balance of the original 31,500,000 shares tendered as part of the original Exchange Agreement and the Company returned its interest in Wikifamilies SA to the Wikifamilies SA founders. The Wikifamilies SA founders retained all assets and liabilities of Wikifamilies SA. Additionally, Wikifamilies, Inc. forgave the intercompany loans from Wikifamilies Inc. to Wikifamilies SA in full compensation for non-payment of salaries, fees and expenses to the founders.

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

On April 29, 2014, the Company signed a letter of intent with Peter Marco, LLC to acquire 100% of its outstanding equity interests, which are owned by Peter Voutsas, Gepco’s CEO. The purchase price shall be payable in cash, Company common stock, and a purchase money note in amounts based upon good faith negotiation after receipt of a third party appraisal. The closing of this transaction is subject to definitive documentation and the satisfaction of all conditions set forth therein, and was expected to occur in late July 2014; however, definitive documentation have not been completed, needed funds have not been secured and closing has not occurred as of the date of this filing.

Unless the context otherwise requires, references to the “Company” mean the Company and its wholly-owned subsidiary GemVest, Ltd. In the context of Common Stock, notes and other securities, references to the “Company” mean Gepco, Ltd. unless otherwise stated.

NOTE 2: GOING CONCERN

The Company commenced generating revenues in March 2014 and has funded its operations primarily through the issuance of equity. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited cash flow and has an accumulated deficit during development stage of $545,263 at June 30, 2014. Accordingly, the Company’s ability to identify and accomplish a business strategy and to ultimately achieve profitable operations is solely dependent upon its ability to obtain additional debt or equity financing.

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

The Company may, at its option, allow customers to return merchandise for a cash refund or credit, less a restocking fee. During the three months ended June 30, 2014 the Company allowed a customer to return an item sold for $100,000 less a 25% restocking fee. The net return of $75,000 was booked as a credit to revenue for the quarter.

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

The Company evaluates the need to record adjustments for impairment of inventory. As of June 30, 2014, the Company has not needed to adjust for impairment.

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

At the issuance of a series of convertible notes in 2013 and 2014 the Company recorded a total debt discount of $280,185. As of June 30, 2014, the Company has recorded amortization of the BCF in connection with these convertible notes with a principal value of $325,638 in the amount of $280,185. This amortization has been reported after the Acquisition as a component of interest expense in the amount of $130,883 in the consolidated statement of operations and prior to the Acquisition as a component of retained earnings in the amount of $149,302 on the consolidated balance sheet. The debt discount balance at June 30, 2014 was $0 net of amortization.

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

NOTE 5: CONVERTIBLE NOTES

The following table sets forth the outstanding Convertible Note indebtedness of the Company at the date indicated:

	Principal at December 31, 2013	Accrued Interest	Balance at December 31, 2013	Unamortized Debt Discount	Convertible Note Balance at December 31, 2013
Suprafin, Ltd.	131,461	10,317	141,778	(67,942)	73,836
Sunatco, Ltd.	85,150	2,520	87,670	(41,556)	46,114

Total convertible notes	216,611	12,837	229,448	(109,498)	119,951

	Principal at June 30, 2014	Accrued Interest	Balance at June 30, 2014	Unamortized Debt Discount	Convertible Note Balance at June 30, 2014
Suprafin, Ltd.	–	–	–	–	–
Sunatco, Ltd.	–	–	–	–	–

Total convertible notes	–	–	–	–	–

On April 16, 2013 the Board of Directors elected to issue Convertible Notes to Trisha Malone in the amount of $40,000 for past services rendered which had been previously been recorded as accrued salaries, see NOTE 8: RELATED PARTY TRANSACTIONS, to Walker River Investments Corp. for costs paid for the custodianship proceeding in the amount of $44,177, and to Suprafin, Ltd. in the amount of $141,461 for past expenses paid on behalf of the Company which had previously been recorded as note payable, see NOTE 6: NOTES PAYABLE. These Convertible Notes were convertible into shares of the Company’s Common Stock at $.005 per share.

On April 16, 2013 Trisha Malone requested that her $40,000 Convertible Note be converted to 8,000,000 shares of restricted Common Stock, and Walker River Investments Corp. requested that their $44,177 Convertible Note be converted to 8,835,480 shares of Common Stock. As these Convertible Notes were converted within the conversion term, there was no gain or loss on the conversion.

The Company accrued interest at 10% per annum on the Convertible Note for Suprafin, Ltd. On October 15, 2013 Suprafin, Ltd. elected to convert $10,000 of their Note with the Company into 2,000,000 shares of the Company’s Common Stock. On January 13, 2014 Suprafin, Ltd. elected to convert $15,000 of their Convertible Note with the Company into 3,000,000 shares of the Company’s Common Stock. On February 5, 2014 Suprafin, Ltd. elected to convert $113,350 of their Convertible Note with the Company into 22,670,000 shares of the Company’s Common Stock. On April 23, 2014, Suprafin and the Company agreed to allow for repayment of the remaining unconverted principal balance of $3,111 and accrued interest of $11,820 to be repaid in cash and that the convertible feature of the Convertible Note was extinguished. The Convertible Note was then reclassified to a note payable. $12,500 of the note was repaid in cash on April 24, 2014 leaving a balance due of $2,431 which was no longer convertible.

On August 21, 2013 the Board of Directors elected to issue a Convertible Note to Sunatco, Ltd. up to $100,000 for loans for expenses paid on behalf of the Company. Through June 30, 2014, Sunatco, Ltd. loaned the Company a total of $100,000 for working capital needs including $37,601 in past expenses paid on behalf of the Company which had previously been recorded as note payable, see NOTE 7: NOTES PAYABLE. These Convertible Notes are convertible into shares of the Company’s Common Stock at $.01 per share. The Company accrued interest at 10% per annum on the Convertible Note for Sunatco, Ltd. On February 5, 2014 Sunatco, Ltd. elected to convert $10,000 of its Convertible Note with the Company into 1,000,000 shares of the Company’s Common Stock. On March 18, 2014 Sunatco, Ltd. elected to convert $10,000 of its Convertible Note with the Company into 1,000,000 shares of the Company’s Common Stock. On April 9, 2014, Sunatco, Ltd. elected to convert the entire $80,000 principal balance of their debt and $5,072 in accrued interest into 8,507,235 shares of Common Stock. The balance of the Convertible Note was $0 as of June 30, 2014.

The Company evaluated beneficial conversion features as of issuance date of these four Convertible Notes and recorded total debt discount in the amount of $280,185. Debt discount is amortized over term of the Convertible Notes or at conversion of the note if earlier. As of June 30, 2014 $130,883 of the debt discount had been fully amortized leaving a balance of $0 unamortized.

NOTE 6: NOTES PAYABLE

The following table sets forth the outstanding advances and notes payable indebtedness of the Company at the date indicated:

	December 31, 2013
	Principal	Accrued Interest	Note Balance
Advances payable:
Suprafin, Ltd.	1,261	–	1,261
Notes payable related parties:
Thomas Hudson	50,000	–	50,000

Total notes payable	51,261	–	51,261

	June 30, 2014
	Principal	Accrued Interest	Note Balance
Advances payable:
Sunatco, Ltd.	10,000	–	10,000

Notes payable	10,000	77	10,077

Notes payable related parties:
Thomas Hudson	50,000	–	50,000
Ronald Loshin	250,000	5,445	255,445
Suprafin, Ltd.	2,431	–	2,431
	302,431	5,445	307,876

Total notes payable	322,431	5,522	327,953

Through December 31, 2012 Suprafin, Ltd. had loaned the Company a total of $103,944 for working capital needs and assumed $38,565 in loans due for a total loan balance of $142,509 as of December 31, 2012. These loans were provided at no interest, payable on demand. On April 16, 2013 the Board of Directors elected to issue a Convertible Note to Suprafin, Ltd. for past expenses paid totaling $141,461, the total amount due to Suprafin, Ltd. as of April 16, 2013. This note is convertible into shares of the Company’s Common Stock at $.005 per share. The balance due to Suprafin, Ltd. under the original loan not replaced by the Convertible Note is $1,261. See NOTE 5: CONVERTIBLE NOTES. This balance was repaid to Suprafin, Ltd. during the three months ended June 30, 2014.

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

On February 14, 2012, former Director Thomas Hudson loaned the Company a total of $50,000 for working capital needs. The loan was originally due on September 30, 2012. On August 17, 2012 Mr. Hudson agreed to extend the due date to September 30, 2012. The loan is currently in default. Should the Company, at its sole discretion, decide that it is not in a financial position to repay said funds in currency, both parties mutually agree that said amount repayable may be converted into common shares of the Company calculated at a rate per share of twenty five cents per share or at eighty percent (80%) of the previous week’s averaged closing price, whichever is the lesser. If the Company does not repay the loan in cash, as a penalty it shall provide Lender with one hundred thousand (100,000) warrants enabling him to purchase one hundred thousand (100,000) shares of Common Stock at a redemption price of twenty five cents ($.25) per share. Redemption of such warrants in entirety or in part is at the sole discretion of Lender. By way of interest on such loan, Lender shall be provided with two hundred thousand (200,000) warrants enabling him to purchase two hundred thousand (200,000) shares of Common Stock at a redemption price of twenty cents ($.20) per share being a total of forty thousand dollars ($40,000). Redemption of such warrants in entirety or in part is at the sole discretion of Lender. The options shall remain valid for a period of three years from the date of this Agreement, after which they shall become null and void. As the warrants were in lieu of interest, we recorded an interest expense as of December 31, 2012 of $37,487. The fair value of the warrants in lieu of interest expenses is valued using Black-Sholes option-pricing model. The loan was not repaid as of June 30, 2014.

On January 22, 2014, director Ronald Loshin loaned the Company a total of $250,000 for the purchase of inventory under a Promissory Note. The Promissory Note accrues interest at 5% per annum and the principal and accrued interest is due and payable immediately upon the sale of the investment grade diamond purchased with the funds received. Accrued interest in the amount of $5,445 is included in Mr. Loshin’s note balance of $255,445 as of June 30, 2014.

On April 23, 2014, Suprafin and the Company agreed to allow for repayment of the remaining unconverted principal balance of a convertible note, see Note 5: CONVERTIBLE NOTES, in the amount of $3,111 and accrued interest of $11,820 to be repaid in cash and that the convertible feature of the Convertible Note was extinguished. The Convertible Note was then reclassified to a note payable. $12,500 of the note was repaid in cash on April 24, 2014 leaving a balance due of $2,431 which was no longer convertible.

On June 6, 2014, GemVest entered into a note payable for the purchase of inventory for a total of $10,000. The Note principal is secured by cash in GemVest’s bank account and by investment grade diamonds and other gems in inventory. The Note has a five year term and bears interest at the rate of 11.75% per annum payable quarterly in arrears. During the first five business days of any calendar quarter, the Note holder may notify the Company in writing (“Prepayment Notice”) of its demand for prepayment of any part or whole of the then existing principal amount of the Note (“Principal Prepayment”). The Company must make such Principal Prepayment in cash no later than the 15th calendar day of the calendar quarter following the quarter in which the Prepayment Notice was given.

NOTE 7: RELATED PARTY TRANSACTIONS

Common Stock Issuances

On April 16, 2013 the Board of Directors elected to issue Convertible Notes to Trisha Malone in the amount of $40,000 for past services rendered, Suprafin, Ltd. for past expenses paid totaling $141,461, and to Walker River Investments Corp. for costs paid for the custodianship proceeding in the amount of $44,177. These notes are convertible into shares of the Company’s Common Stock at $.005 per share. Trisha Malone requested that her $40,000 note be converted to 8,000,000 shares of Common Stock, and Walker River Investments Corp. requested that their $44,177 note be converted to 8,835,480 shares of Common Stock. Ms. Malone is an officer and director of the Company and is therefore a related party. Walker River Investments Corp. owned more than 10% of the Company following the conversion of their note into common stock and may therefore be considered a related party. Zirk de Maison is the husband of Angelique de Maison, our former Executive Chairman and therefore may be considered a related party to the Company although Mr. and Mrs. de Maison individually disclaim beneficial ownership of the other’s property and investments. Mr. de Maison is the sole officer and shareholder of Suprafin, Ltd.

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

On April 16, 2013, the Board of Directors elected to issue a Convertible Note to Suprafin, Ltd. for loans for past expenses paid totaling $141,461, the total amount due to Suprafin, Ltd. as of April 16, 2013. This note was convertible into shares of the Company’s Common Stock at $.005 per share. Suprafin, Ltd. elected to convert a total of $138,350 of their Note with the Company into 27,670,000 shares of the Company’s Common Stock leaving a principal balance due of $3,111. On April 23, 2014, Suprafin and the Company agreed to allow for repayment of the remaining unconverted principal balance of the Convertible Note, see Note 5: CONVERTIBLE NOTES, in the amount of $3,111 and accrued interest of $11,820 to be repaid in cash and that the convertible feature of the Convertible Note was extinguished. The Convertible Note was then reclassified to a note payable. $12,500 of the note was repaid in cash on April 24, 2014 leaving a balance due of $2,431 which was no longer convertible. See NOTE 6: NOTES PAYABLE.

On August 21, 2013, the Board of Directors elected to issue a Convertible Note to Sunatco, Ltd. for up to $100,000 for loans for expenses paid on behalf of the Company. This note was convertible into shares of the Company’s Common Stock at the rate of $0.01 per share. $100,000 had been borrowed under this note as of June 30, 2014. Sunatco, Ltd. elected to convert of the entire $100,000 of their Note with the Company plus $5,072 in accrued interest into 10,507,235 shares of the Company’s Common Stock. See NOTE 5: CONVERTIBLE NOTES and NOTE 6: NOTES PAYABLE. Mr. de Maison is the sole officer and shareholder of Sunatco, Ltd.

Accrued Salaries

On April 16, 2013, the Board of Directors elected to issue a Convertible Note to Trisha Malone in the amount of $40,000 for accrued salaries for past services rendered and on the same day Trisha Malone requested that her Convertible Note be converted to shares of Common Stock. As of June 30, 2014 there was $3,316 in accrued salaries due included as a component of Accounts Payable.

NOTE 8: COMMON STOCK

The authorized capital stock of Gepco, Ltd. consists of 250,000,000 shares of Common Stock, $0.001 par value per share, and 15,000,000 shares of Preferred Stock, par value of $0.001 per share. At June 30, 2014, there were outstanding 156,109,790 shares of Common Stock and no shares of Preferred Stock.

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

The following is a summary of warrant activity for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding - December 6, 2013:	200,000	$0.20	14.5 months
Warrants Issued	–	–
Warrants Exercised	–	–
Outstanding - December 31, 2013:	200,000	$0.20	13.7 months

Warrants Issued	–	–
Warrants Exercised	–	–
Outstanding - June 30, 2014	200,000	$0.20	7.6 months

On December 6, 2013, the Company issued 150,000,000 (75,000,000 post retroactive effect of the July 8, 2014 cancelled shares). shares of Common Stock to the shareholders of GemVest, Ltd. upon closing of the Stock Purchase Agreement with GemVest, Ltd. as described in NOTE 4: GEMVEST ACQUISITION.

From October 15, 2013 through June 30, 2014, Suprafin, Ltd. elected to convert a total of $138,350 of their Note with the Company into 27,670,000 shares of the Company’s Common Stock ($10,000 of this Note was converted and 2,000,000 shares were issued prior to the reverse merger and are included as a component of the effect of the reverse merger). See NOTE 5: CONVERTIBLE NOTES and NOTE 6: NOTES PAYABLE.

From February 5, 2013 through June 30, 2014, Sunatco, Ltd. elected to convert a total of $105,072 of their Note with the Company into 10,507,235 shares of the Company’s Common Stock. A $14,850 beneficial conversion feature on this Note was recorded as additional paid in capital during the six months ended June 30, 2014. See NOTE 5: CONVERTIBLE NOTES and NOTE 6: NOTES PAYABLE.

On October 15, 2013, the Board of Directors approved the sale of up to 15,000,000 shares of Common Stock at a price of $0.10 per share. The sale of such shares began in March of 2014 with 1,350,000 shares sold as of June 30, 2014.

Subsequent to the quarter ended June, 30, 2014, on July 8, 2014, Angelique de Maison resigned as the Executive Chairman of the Company and its wholly owned subsidiary, Gemvest, Ltd. In conjunction with such resignations, Ms. de Maison is returning to the Company the 75 million shares of Company common stock issued to her as part of the December 6, 2013 reverse merger transaction. Said return of shares will cover any shares due back to the Company under the “claw back” provision should GemVest not reach its stated net income goals. Due to the fact that these shares will be cancelled without the exchange of consideration, the Company considered this a change in capital structure. In accordance with SAB Topic 4-C, the Company recorded the cancellation retroactively as of June 30, 2014 as a reduction to common stock at par value with a corresponding increase to additional paid-in capital.

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

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, amending the FASB Accounting Standards Codification. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. It is effective for fiscal years beginning after December 15, 2014. The Company does not expect ASU 2014-10 to have a material effect on its financial condition, results of operation, or cash flows.

NOTE 10: SUBSEQUENT EVENTS

Other Events

Effective July 8, 2014, Angelique de Maison has resigned as the Executive Chairman of the Company and its wholly owned subsidiary, Gemvest, Ltd. In conjunction with such resignations, Ms. de Maison is returning to the Company the 75 million shares of Company common stock issued to her as part of the December 6, 2013 reverse merger transaction. Said return of shares will cover any shares due back to the Company under the “claw back” provision should GemVest not reach its stated net income goals.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

Results of Operations for the Three and Six Months Ended June 30, 2014

GemVest is a development stage company that had no revenue or expenses since its inception until March 2014. Gepco has incurred expenses required to operate as a publicly reporting company. There is no comparative financial information available due to the fact the company was organized in October 2013 and did not commence significant operations until March 2014.

Revenues

Revenue for the three and six months ended June 30, 2014 were ($75,000) and $530,000, respectively from the sales (net returns) of diamond jewelry. We expect revenues for 2014 to increase as we continue to implement our business plan.  The rate at which our revenues will increase will depend on how quickly we can purchase inventory for sale and the amount of sales generated.

Operating Expenses

Sales, general and administrative expenses for the three and six months ended June 30, 2014 were $9,192 and $26,338, respectively. Legal and accounting expenses for the three and six months ended June 30, 2014 were $36,838 and $64,218, respectively. We expect selling, general and administrative and legal and accounting expenses for 2014 to trend upward as we begin to bring in additional sales and marketing personnel necessary to grow our business and to service the demand we expect for our products and services.

Other Income/(Expense)

Other expense for the three and six months ended June 30, 2014 was $41,058 and $133,925, respectively which consisted of interest expense on notes payable and convertible notes payable and amortization of debt discount related to these convertible notes. We will continue to incur interest expense on outstanding notes payable however the debt discount has been fully amortized as of June 30, 2014.

Due to the losses during the period the Company has not recorded a provision for income taxes.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2014 we had working capital of $31,592. For the six months ended June 30, 2014, we used $399,373 in cash for operations; and generated cash from financing activities in the amount of $406,089; $135,000 from the sale of common stock, $14,850 in convertible notes payable, $10,000 in notes payable, $10,000 in advances payable and $250,000 from related party loans, and repaid $1,261 in advances payable and $12,500 in notes payable.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, the Company did not have any off-balance sheet debt nor did it have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, the Company has determined that with the small size of its staff, its system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On April 29, 2014, the Company signed a letter of intent with Peter Marco, LLC to acquire 100% of its outstanding equity interests, which are owned by Peter Voutsas, Gepco’s CEO. The purchase price shall be payable in cash, Company common stock, and a purchase money note in amounts based upon good faith negotiation after receipt of a third party appraisal. The closing of this transaction is subject to definitive documentation and the satisfaction of all conditions set forth therein, and was expected to occur in late July 2014, however definitive documentation had not been completed, needed funds had not been secured and closing had not occurred as of the date of this filing.

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

Date: August 7, 2014	GEPCO, LTD.

	By:	/s/ Trisha Malone
Trisha Malone President, Chief Financial Officer and Secretary

/s/ Peter Voutsas
Peter Voutsas
Chief Executive Officer

